Form 10-Q
period 2020-09-30
LIGHTJUMP ACQUISITION CORP
filed 2021-03-01
CIK 1825437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

LIGHTJUMP ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	001-39869	85-2402980
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

2735 Sand Hill Road, Suite 110 Menlo Park, CA	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 515-3930

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Common stock and one-half of one redeemable warrant	LJAQU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	LJAQ	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Common stock at an exercise price of $11.50	LJAQW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of March 1, 2021, there were 17,370,000 shares of common stock, par value $0.0001 per share issued and outstanding.

LIGHTJUMP ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

LIGHTJUMP ACQUISITION CORPORATION
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2020

(Unaudited)

Assets
Cash on hand	$25,000
Deferred offering costs	161,484
Total assets	$186,484

Liabilities and Stockholder’s Equity
Accrued offering costs and expenses	$173,300
Total current liabilities	173,300

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,450,000 shares issued and outstanding(1) (2)	345
Additional paid-in capital	24,655
Accumulated deficit	(11,816)
Total stockholder’s equity	13,184
Total Liabilities and Stockholder’s Equity	$186,484

(1)	Includes up to 450,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. (see Note 5).
(2)	On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION
CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 28, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Formation costs	$11,816
Net loss	$(11,816)
Basic and diluted weighted average shares outstanding(1) (2)	3,000,000
Basic and diluted net loss per share	$(0.00)

(1)	Excludes up to 450,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. (see Note 5).
(2)	On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of July 28, 2020 (inception)	—	$—	$—	$—	$—
Common stock issued to founders	3,450,000	345	24,655	—	25,000
Net loss	—	—	—	(11,816)	(11,816)
Balance as of September 30, 2020	3,450,000	$345	$24,655	$(11,816)	$13,184

(1)	Includes up to 450,000 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. (see Note 5).
(2)	On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 28, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash flows from operating activities:
Net loss	$(11,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Accrued offering costs and expenses	11,816
Net cash used in operating activities	—

Cash flows from financing activities:
Proceeds from initial stockholder	25,000
Net cash provided by financing activities	25,000

Net change in cash	25,000
Cash, beginning of the period	—
Cash, end of period	$25,000
Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Deferred offering costs included in accrued offering costs and expenses	$161,484

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 1 — Organization and Business Operation

LightJump Acquisition Corporation (the “Company”) a newly organized blank check company incorporated as a Delaware company on July 28, 2020. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from July 28, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering” or “IPO”), described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is LightJump One Founders, LLC, a Delaware limited liability company (the “Sponsor”).

Subsequent to September 30, 2020, the registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 8, 2021 (the “Effective Date”). On January 12, 2021, the Company consummated the IPO of 12,000,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”, the warrants included in the Units, the “public warrants” and the rights included in the Units, the “rights”)), at $10.00 per Unit, generating gross proceeds of $120,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 3,850,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $3,850,000, in a private placement, which is discussed in Note 4.

In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 1,800,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. On January 15, 2021, the underwriters purchased 1,800,000 Over-Allotment Units fully exercising the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating additional gross proceeds of $18,000,000 to the Company. In addition, the Company’s sponsor purchased an aggregate of 360,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $360,000.

Transaction costs of the IPO amounted to $3,380,637 consisting of $2,760,000 of underwriting discount and $620,637 of other offering costs.

Following the closing of the IPO on January 12, 2021, $120,360,000 (approximately $10.00 per Unit) from net offering proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”). Following the closing of the over-allotment option on January 15, 2021, and including the amount from the IPO, an aggregate amount of $138,000,000 was placed in the Company’s trust account established in connection with the IPO. The proceeds held in the Trust Account will be invested in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination within 18 months from the closing of the IPO.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the taxes payable on interest earned and less any interest earned thereon that is released for taxes) at the time of the agreement to enter into the Initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

In connection with any proposed initial Business Combination, the Company will either (1) seek stockholder approval of such initial Business Combination at a meeting called for such purpose at which public stockholder may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide its public stockholder with the opportunity to sell their public shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein.

If the Company determines to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether the Company will seek stockholder approval of a proposed business combination or will allow stockholder to sell their shares to the Company in a tender offer will be made by the Company, solely in the Company’s discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If the Company determines to allow stockholder to sell their shares to the Company in a tender offer, it will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

The common stock subject to redemption is recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination.

If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. .

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial business combination and the Company does not conduct redemptions in connection with its initial business combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in this IPO, without the Company’s prior consent.

The Company’s sponsor, officers and directors (the “initial stockholder”) have agreed not to propose any amendment to Amended and Restated Certificate of Incorporation that would affect the Company’s public stockholder’s ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of its public shares if the Company does not complete a business combination within 18 months from the closing of the IPO (the “Combination Period”) unless the Company provides its public stockholder with the opportunity to convert their shares of common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding public shares.

If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to the Company (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholder and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company cannot assure you that it will have funds sufficient to pay or provide for all creditors’ claims.

The Company’s initial stockholder agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its initial business combination within the Combination Period. However, if the initial stockholder acquires public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination during the Combination Period.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Business Startups Act of 2012, ( the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring accruals, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its IPO as filed with the SEC on January 12, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on January 19, 2021. The interim results for the period from July 28, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to stockholder’s equity upon the completion of the IPO. Offering costs amounting to $3,380,637 were charged to stockholder’s equity upon the completion of the IPO and exercise of overallotment (see Note 1). As of September 30, 2020, there was $161,484 of costs, classified as deferred offering costs, in the accompanying unaudited condensed balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 450,000 shares, after giving retroactive effect to the share dividend described in Note 8, that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from July 28, 2020 (inception) through September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the period ending September 30, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 12,000,000 Units, (at a price of $10.00 per Unit. Each Unit consists of one share of Common Stock, par value $0.0001 per share one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per whole share subject to adjustment as described in the prospectus. Each whole warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the Initial Business Combination, or earlier upon redemption or liquidation.

On January 15, 2021, the Company sold an additional 1,800,000 units pursuant to the underwriters’ over-allotment option granted in connection with the Company’s IPO. The additional units were sold at $10.00 per unit resulting in additional gross proceeds to the Company of $18 million (see Note 8).

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 3,850,000 warrants at a price of $1.00 per warrant ($3,850,000 in the aggregate), in a private placement. The proceeds from the private placement of the Private Warrants were added to the proceeds of the IPO and placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, as trustee. If the Company does not complete an initial business combination within 18 months from January 12, 2021, the proceeds from the sale of the Private Warrants will be included in the liquidating distribution to the Company’s public stockholders and the Private Warrants will be worthless (see Note 7). On January 15, 2021, pursuant to the exercise of over-allotment, the Company’s Sponsor purchased 360,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $360,000 (Note 8).

Note 5 — Related Party Transactions

Founder Shares

In September   , 2020, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of common stock, par value $0.0001 (the “Founder Shares”). On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding (the “Dividend”), resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. Up to 450,000 Founder Shares are subject to forfeiture to the extent that the over-allotment option is not exercised in full by the underwriters. In connection with the underwriters’ full exercise of their over-allotment option on January 15, 2021, the 450,000 founder shares were no longer subject to forfeiture.

The founders’ shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold or released from escrow (subject to certain limited exceptions set forth below) (i) with respect to 50% of such shares, for a period ending on the earlier of the one-year anniversary of the date of the consummation of an initial Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within a 30-trading day period following the consummation of the initial Business Combination and (ii) with respect to the remaining 50% of such shares, for a period ending on the one-year anniversary of the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to our initial Business Combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

An affiliate of the Company’s chief executive officer has agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of July 31, 2021 or the completion of the IPO. As of September 30, 2020, the Company has not borrowed any funds under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement warrants at a price of $1.00 per warrant. As of September 30, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Company’s insider shares issued and outstanding on the date of this prospectus, as well as the holders of the private warrants (and underlying securities) will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this offering. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private warrants (and underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 1,800,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On January 15, 2021, the underwriters fully exercised the Over-Allotment Option.

On January 12, 2021, the Company paid a fixed underwriting discount of $0.2 per unit, or $2.4 million in the aggregate, at the closing of the IPO. On January 15, 2021, the Company paid another fixed underwriting discount of $0.3 million pursuant to the underwriters’ over-allotment option exercised in full.

Business Combination Marketing Agreement

Additionally, the Company has engaged EarlyBirdCapital as an advisor in connection with our business combination to assist us in holding meetings with our stockholder to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial Business Combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial Business Combination in an amount equal to 3.5% of the gross proceeds of this IPO. Additionally, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if EarlyBirdCapital introduces us to the target business with which we complete a business combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the registration statement.

Representative Shares

On October 1, 2020, the Company issued to designees of EarlyBirdCapital Inc. the 120,000 representative shares for nominal consideration. The Company will account for the representative shares as an offering cost of the Proposed Offering, with a corresponding credit to stockholder’ equity. The holders of the representative shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of its initial Business Combination. In addition, the holders of the representative shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial Business Combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete an initial Business Combination within 18 months from the closing of this IPO.

The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to Rule 5110(g)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(g)(1), these securities will not be sold during the IPO, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part or commencement of sales of the public offering, except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. After giving retroactive effect to the stock dividend described in Note 8, at September 30, 2020, there were 3,450,000 common stock issued and outstanding. Of the 3,450,000 shares of common stock, an aggregate of up to 450,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholder will collectively own 20% of the Company’s issued and outstanding common stocks after the IPO. In connection with the underwriters’ full exercise of their over-allotment option on January 15, 2021, the 450,000 founder shares were no longer subject to forfeiture.

Warrants — The Public Warrants will become exercisable 30 days after the completion of a Business Combination. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the trading day prior to the date of exercise. The warrants will expire on the fifth anniversary of our completion of an initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the shares of common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the shares of common stock for the 5 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by our board of directors, and in the case of any such issuance to our sponsor, initial stockholder or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the Market Value is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Warrants, so long as they are held by the Sponsor or their permitted transferees, (i) will not be redeemable by the Company, (ii) may be exercised for cash or on a cashless basis, as described in the IPO, in each case so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in this offering.

Note 8 — Subsequent Events

The notes to the financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2020 (referred to as “subsequent events”), up to the date these financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that, other than the events disclosed below, no other material subsequent events have occurred that require additional adjustment or disclosure in the financial statements.

Subsequent to September 30, 2020, the Company borrowed $125,000 under the Promissory Note and received advances from a related party in an aggregate amount of $170,000.

On October 1, 2020, the Company issued to designees of EarlyBirdCapital Inc. the 120,000 representative shares for nominal consideration. The Company estimated the fair value of the stock to be $1,200 based upon the price of the founder shares issued to the Sponsor and were treated as underwriters’ compensation and charged directly to stockholder’s equity.

On January 8, 2021, the registration statement for the Company’s IPO was declared effective (the “Effective Date”).

On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend.

On January 12, 2021, the Company consummated the IPO of 12,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, generating gross proceeds of $120,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 3,850,000 warrants (the “Private Warrants), at a price of $1.00 per Private Warrant.

In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 1,800,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. On January 15, 2021, the underwriters purchased 1,800,000 Over-Allotment Units fully exercising the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating additional gross proceeds of $18,000,000 to the Company. In addition, the Company’s sponsor purchased an aggregate of 360,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $360,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to LightJump Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to LightJump One Founders, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly organized blank check company incorporated on July 28, 2020 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination and the private placement of the placement units (“Placement Units”), the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to banks or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our Initial Public Offering, and identifying a target for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing our initial Business Combination.

For the period from July 28, 2020 (inception) through September 30, 2020, we had a net loss of $11,816, which consists of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, the Company’s only sources of liquidity were the proceeds from the initial purchase of Class B common stock by our Sponsor and loans from our Sponsor.

On January 12, 2021, we consummated the Public Offering of an aggregate of 12,000,000 Units at a price of $10.00 per unit generating gross proceeds of approximately $120,000,000 before underwriting discounts and expenses.

Simultaneously with the consummation of the Public Offering, we consummated the Private Placement of 3,850,000 Private Placement Warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $3,850,000.

On January 15, 2021, the underwriters purchased 1,800,000 Over-Allotment Units fully exercising the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating additional gross proceeds of $18,000,000 to the Company. In addition, the Company’s sponsor purchased an aggregate of 360,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $360,000.

For the period from July 28, 2020 (inception) through September 30, 2020, cash used in operating activities was zero, consisting of a net loss of $11,816 offset by accrued   offering expenses.

As of January 31, 2021, we had $138,000,689 in cash held in the Trust Account which represents gross proceeds of $120,000,000 from the Public Offering, $18,000,000 from the exercise of the underwriter’s Over-Allotment Option and approximately $689 in dividends earned. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Following the closing of the over-allotment option on January 15, 2021, and including the amount from the IPO, we had cash of $1,143,747 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at the price of $1.00 per warrant.

We do not currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with our business combination to assist us in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial Business Combination, assist us in obtaining shareholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial Business Combination in an amount equal to 3.5% of the gross proceeds of this Initial Public Offering. Additionally, we will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if EarlyBirdCapital introduces us to the target business with which we complete a business combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the registration statement.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2 – Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with US GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with US GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our initial public offering filed with the SEC on January 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our initial public offering filed with the SEC on January 12, 2021, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Simultaneously with the consummation of the Initial Public Offering and the full exercise of the over-allotment, we consummated a private placement of an aggregate of 4,210,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to the sponsor, generating total proceeds of $4,210,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to those included in the public units sold in the Initial Public Offering (the “Units”), except that the Private Warrants are non-redeemable and may be exercised for cash or on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The purchasers of the Private Warrants have agreed not to transfer, assign or sell any of the securities purchased in the Private Placement, including the underlying shares of common stock (except to certain permitted transferees), until after the consummation of the Company’s initial business combination.

Use of Proceeds

On January 12, 2021, we consummated our Initial Public Offering of 13,800,000 Units, including the issuance of 1,800,000 Units as a result of the exercise in full of the underwriters’ over-allotment option, at an offering price of $10.00 per Unit, generating total gross proceeds of $138,000,000. EarlyBirdCapital, Inc. served as book-running manager. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333- 251435 and 333-251960). The registration statements became effective on January 8, 2021.

Of the gross proceeds received from the Initial Public Offering and the private placements of Private Warrants, $138,000,000 was placed in the Company’s trust account, with Continental Stock Transfer & Trust Company acting as trustee.

We paid a total of $2,760,000 in underwriting discounts and approximately $620,637 for other offering costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of March 2021.

LIGHTJUMP ACQUISITION CORPORATION

By:	/s/ Robert Bennett
Name:	Robert Bennett
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Will Bunker
Name:	Will Bunker
Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)