Form 10-K
period 2020-12-31
LIGHTJUMP ACQUISITION CORP
filed 2021-04-15
CIK 1825437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. Accordingly, there was no market value for the registrant’s common stock on such date.

As of April 13, 2021, there were 17,370,000 shares of common stock, par value $0.0001 per share issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this annual report on Form 10-K:

●	references to “we,” “us” or “the company” refer to LightJump Acquisition Corporation;

●	references to our “sponsor” refer to LightJump One Founders, LLC, a Delaware limited liability company.

●	references to “founder shares” refer to shares of our common stock initially purchased by our sponsor in a private placement prior to our initial public offering;

●	references to “initial stockholders” refer to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	references to our “public shares” refer to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	references to “private warrants” refer to the warrants initially issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	references to “public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	references to “public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the Private Warrants if held by third parties other than our sponsor (or permitted transferees), and to any Private Warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	references to “warrants” are to our redeemable warrants, which includes the public warrants as well as the Private Warrants to the extent they are no longer held by the initial purchasers of the Private Warrants or their permitted transferees; and

●	references to “EarlyBirdCapital” refer to EarlyBirdCapital Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this annual report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	recently formed company without an operating history;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our sponsor’s indemnification obligations;

●	dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors;

●	dependence on a single target business with a limited number of products or services;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	warrants’ and founder shares’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	adverse effect of registration rights on the market price of our common stock;

●	impact of COVID-19 and related risks;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations; tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated certificate of incorporation.

PART I

Item 1. Business

Introduction

We are a recently organized blank check company incorporated on July 28, 2020 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we are focusing our search on technology or technology enabled businesses that directly or indirectly offer specific technology solutions or broader technology software and services.

On January 12, 2021, we consummated our initial public offering of an aggregate of 12,000,000 units, at $10.00 per unit (“Units”), generating gross proceeds of $120,000,000 before underwriting discounts and expenses.

Simultaneously with the closing of our initial public offering, our sponsor, LightJump One Founders, LLC (“Sponsor”), purchased an aggregate of 3,850,000 warrants at a price of $1.00 per warrant, generating gross proceeds, before expenses, of approximately $3,850,000, each exercisable to purchase one share of our common stock at $11.50 per share (“Private Warrants”).

In connection with our initial public offering, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 1,800,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. On January 15, 2021, the underwriters purchased 1,800,000 Over-Allotment Units fully exercising the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating additional gross proceeds of $18,000,000 to the Company. In addition, our Sponsor purchased an aggregate of 360,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $360,000.

Transaction costs of our initial public offering amounted to $3,380,637 consisting of $2,760,000 of underwriting discounts and $620,637 of other offering costs.

Following the closing of our initial public offering on January 12, 2021, $120,360,000 (approximately $10.00 per Unit) from net offering proceeds of the sale of the Units in our initial public offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”). Following the closing of the Over-Allotment Option on January 15, 2021, and including the amount from our initial public offering, an aggregate amount of $138,000,000 was placed in the Company’s trust account established in connection with our initial public offering. The proceeds held in the Trust Account will be invested in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from our initial public offering will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination within 18 months from the closing of our initial public offering.

On February 26, 2021, the Company announced that, commencing on March 2, 2021, the holders of Units may elect to separately trade the shares of common stock and warrants included in the Units. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The shares of common stock and the warrants currently trade on the Nasdaq Capital Market under the symbols “LJAQ” and “LJAQW,” respectively. The Units not separated will continue to trade on the Nasdaq Capital Market under the symbol “LJAQU.”

 Business Strategy

We will seek to capitalize on the significant technology industry experience and contacts of Robert M. Bennett, our Chairman and Chief Executive Officer, William W. Bunker, our Vice-Chairman and Chief Financial Officer, Eric Ver Ploeg, our President, Patrick Brandt, our Vice President of Corporate Development, and those of our board of directors to identify, evaluate, acquire and operate any technology solutions and technology software and services businesses we may acquire. We may pursue a Business Combination outside our identified industries. If we elect to pursue an investment outside of the technology industry, our management team’s expertise may not be applicable and we may rely more heavily on the management of the business we acquire.

Our management team and board of directors have extensive experience with acquisitions, divestitures and corporate strategy and possess relevant domain expertise in the sectors where we expect to source business combination targets.

Mr. Bennett has over 30 years of private equity experience in technology, media and manufacturing businesses. Mr. Bennett also has broad experience in building proprietary deal sourcing, raising financing and closing acquisition transactions and then growing those businesses and selling them to strategic acquirers. Since 1997, Mr. Bennett has served as Chief Executive Officer of the First Lexington organization, a private equity sponsor group that has led many transactions. From 2014 to 2017, Mr. Bennett was Chief Executive Officer of ViewMarket, Inc., a company he co-founded that acquired CultureMap, a digital media company. ViewMarket was subsequently sold to Gow Media, LLC in 2017. Since 2017, Mr. Bennett has also served as Chairman and Chief Executive Officer of Jon D. Williams Cotillions, Inc., a national social education provider. From 1997 to 2019, Mr. Bennett was Chief Executive Officer of Long-Lok Fasteners Corporation, a next generation proprietary aerospace fasteners company in which he purchased two additional “bulk up” businesses, Bernic Screw Corp and A&W Screw Corp. The company was sold to Novaria Group, LLC in December 2019. Since 2003, Mr. Bennett has also served as Vice Chairman of Modulant Solutions, an IT services and software company that he co-founded and later acquired Product Data Integration Technologies, Inc. From 1999 to 2003, Mr. Bennett was Chairman of Springbow Solutions, Inc., a company he co-founded that acquired three IT service companies and provided next generation IT, portal and web services. The company was sold to Soflink, Inc. in 2005. In the 1990s, Mr. Bennett acquired and sold various media and manufacturing businesses.

Mr. Bunker co-founded the largest dating site of the 1990s, which became Match.com and was ultimately sold for $47.5 million to Ticketmaster in 1999. He served as President of the rebranded site Match.com during the transition. After Match.com, he became a co-founder of Critical Watch, an enterprise security company that was sold to Alert Logic in 2015. Mr. Bunker co-founded two seed stage VC funds, Silicon Valley Growth Syndicate in 2013 which he managed actively until 2016 and GrowthX which Mr. Bunker has operated since 2016. He has invested in over 150 startups.

Mr. Ver Ploeg has over 20 years of Silicon Valley high-tech startup and investment experience. From 2017 to 2020, Dr. Ver Ploeg was a Managing Director of Deutsche Telekom Capital Partners venture group, a growth stage focused venture capital investor, where he was involved with the firm’s investments in cloud infrastructure company Fastly (NYSE: FSLY), enterprise SaaS company Dynamic Signal, and cyber security company Anomali. From 2015 to early 2017, Dr. Ver Ploeg was acting as an independent venture investor. From 2001 to 2008, Dr. Ver Ploeg was a Managing Director of VantagePoint Venture Partners, where he was involved in the funding of many private companies, including Spatial Wireless and OZ Communications. Dr. Ver Ploeg co-managed the quantitative hedge fund, Recursive Capital, and has made personal investments into private companies in the crypto, fintech, marketplace, and enterprise SaaS sectors. Before beginning his investment career, Dr. Ver Ploeg was the co-founder of two venture-backed startup companies, which raised multiple rounds of venture capital.

Mr. Brandt, our Vice President of Corporate Development, has over 20 years of experience in enterprise software with a proven track record of leading companies through rapid growth, expansion, acquisition, and exits. Since 2016 Brandt has been President and a member of the Board of Directors of Shiftsmart, Inc., a labor management platform he co-founded. Additionally, he serves as Chairman of the Board of OneDay, a venture backed video technology start-up. From 2009 to 2015, Brandt served as Chairman and CEO of Telligent Systems, Inc., which became Zimbra, Inc. following the acquisition of the Zimbra assets from VMWare (NYSE: VMW) in 2013; and then in 2015 sold Zimbra to Synacor (NASDAQ: SYNC) and Telligent to Verint Systems, Inc. (NASDAQ: VRNT). Brandt was also the founder and CEO of Skywire Software in 2000. During his eight-year tenure at Skywire Software, Brandt led the company through organic growth and 11 acquisitions, including the leveraged buyout of Docucorp (NASDAQ: DOCC) in 2007. In July of 2008, Brandt led and negotiated the sale of Skywire Software’s enterprise software business to Oracle (NASDAQ: ORCL) and Skywire Software’s BPO business to Kubra, a private-equity backed outsourcer. Brandt remained on the Board of Directors, and served as Chairman of iWave Software, a spin-off of Skywire Software, until its sale to EMC (NYSE: EMC) in December 2012.

Acquisition Criteria

We have identified the following criteria that we are using in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not exhaustive. We will evaluate the merits of a particular initial business combination based on these guidelines, as well as other considerations. The criteria do not limit what companies we may recommend as our initial business combination. The consistent criteria will be increasing shareholder value in the near and long term. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition, Investment and Post-Closing Process

In evaluating prospective business combinations, we conduct a thorough due diligence review process that encompasses, among other things: an analysis of overall industry and competitive conditions, a review of historical financial and operating data, meetings with management and employees, interaction with third-parties who are industry experts, on-site inspection of facilities and assets, discussion with customers and suppliers, legal and other reviews as we deem appropriate. We also utilize the expertise of our management team and our Sponsor’s and its affiliates’ resources in analyzing and evaluating operating plans, financial projections and determining the appropriate return expectations given the risk profile of the target business as well as the suitability of the target to become a public company.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, subject to certain approvals and consents. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to us from a financial point of view.

Initial Business Combination

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

Members of our management team directly or indirectly own our founder shares, common stock and/or Private Warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination, as we believe any such opportunities presented would be smaller than what we are interested in, in different fields than what we would be interested in, or that our obligations are to entities that are not themselves in the business of engaging in business combinations. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors and advisor may become an officer, director or advisor of another special purpose acquisition company with a class of securities intended to be registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We believe our management team’s operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in many industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of common stock (or shares of a new holding company) or for a combination of our shares of common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination in the amount of $138,000,000 (as of January 15, 2021), subject to payment of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the Private Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the Private Warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay all of our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially $10.00 per public share at the time of our initial public offering. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, we will not redeem any public shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 5,106,001 or 37% of the public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted and our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the meeting held to approve a proposed initial business combination by a date set forth in the proxy materials mailed to such holders or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our proxy materials until the date set forth in such proxy materials to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

 If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until June 12, 2022.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until 18 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by June 12, 2022.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by June 12, 2022 from the closing of our initial public offering. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 12, 2022 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,143,747 of proceeds held outside the trust account (as of January 12, 2021), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe.

If we were to expend all of the net proceeds of our initial public offering and the sale of the Private Warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $1,143,747 from the proceeds held outside the trust account (as of January 12, 2021) with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 12, 2022 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 12, 2022, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by June 12, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.  Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following June 12, 2022 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 12, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by June 12, 2022, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants. These filings are available to the public via the Internet at the SEC’s website located at http://www.sec.gov. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

LightJump Acquisition Corporation

2735 Sand Hill Road, Suite 110

Menlo Park, CA 94025

Telephone: (650) 515-3930

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, US GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with US GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, including the financial statements, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to Business Operations, Our Search for, and Consummation of or Inability to Consummate, a Business Combination

We are a newly formed company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results to date. Therefore, our ability to commence operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have not conducted any substantive discussions and we have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this prospectus. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may pursue an acquisition opportunity in any business industry or sector we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors in our initial public offering than a direct investment, if an opportunity were available, in a target business.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described elsewhere in this prospectus) regardless of whether such stockholder votes for or against such proposed business combination or does not vote at all. The ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

We do not have a specified maximum conversion threshold. The absence of such a conversion threshold may make it easier for us to consummate a business combination even where a substantial number of public stockholders seek to convert their shares to cash in connection with the vote on the business combination.

We have no specified percentage threshold for conversion in our amended and restated certificate of incorporation. As a result, we may be able to consummate a business combination even though a substantial number of our public stockholders do not agree with the transaction and have converted their shares. However, in no event will we consummate an initial business combination unless we have net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of our initial business combination.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination or does not vote at all, to demand that we convert his shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to comply with specific requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds from our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by June 12, 2022. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our sponsor, initial stockholders, officers, directors or their affiliates. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we consummate a business combination with a target business in a foreign country, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or US GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

If we acquire a company in the technology industry, our future operations may be subject to risks associated with this sector.

While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we currently intend to concentrate our efforts in identifying technology or technology enabled businesses that directly or indirectly offer specific technology solutions or broader technology software and services. Because we have not yet identified or approached any specific target business, we cannot provide specific risks of any business combination. However, risks inherent in investments in this sector may include, but are not limited to, the following:

●	adverse changes in international, national, regional or local economic, demographic and market conditions;

●	competition from other companies and businesses;

●	the ability to develop successful new products or improve existing ones;

●	the disruption or failure of our networks, systems, platform or technology that frustrate or thwart our users’ ability to access our products and services, which may cause our users, advertisers, and partners to cut back on or stop using our products and services altogether, which could harm our business;

●	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products, which could harm our business and reputation;

●	litigation and other legal proceedings;

●	the ability to attract and retain highly skilled employees;

●	environmental risks; and

●	civil unrest, labor strikes, acts of God, including earthquakes, floods and other natural disasters and acts of war or terrorism, which may result in uninsured losses.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to technology or technology enabled businesses that directly or indirectly offer specific technology solutions or broader technology software and services. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

EarlyBirdCapital may have a conflict of interest in rendering services to us in connection with our initial business combination.

We have engaged EarlyBirdCapital to assist us in connection with our initial business combination. We will pay EarlyBirdCapital a cash fee for such services in an aggregate amount equal to up to 3.5% of the total gross proceeds raised in the offering only if we consummate our initial business combination. The representative shares will also be worthless if we do not consummate an initial business combination. These financial interests may result in EarlyBirdCapital having a conflict of interest when providing the services to us in connection with an initial business combination.

Risks Relating to our Securities

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our sponsor has agreed (subject to certain exceptions described elsewhere in this prospectus) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. As a result, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.00.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 18 months from the closing of our initial public offering. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.00 per share.

The net proceeds of our initial public offering and certain proceeds from the sale of the Private Warrants, in the amount of $138,000,000, will be held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 180 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $138,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

The private warrants may be exercised at a time when the public warrants may not be exercised.

Once the private warrants become exercisable, such warrants may immediately be exercised on a cashless basis, at the holder’s option, so long as they are held by the initial purchasers or their permitted transferees. The public warrants, however, will only be exercisable on a cashless basis at the option of the holders if we fail to register the shares issuable upon exercise of the warrants under the Securities Act within 90 days following the closing of our initial business combination. Accordingly, it is possible that the holders of the private warrants could exercise such warrants at a time when the holders of public warrants could not.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

●	we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock,

●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

●	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the price at which we issue the additional shares of common stock or equity-linked securities. This may make it more difficult for us to consummate an initial business combination with a target business.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq, a national securities exchange. We cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. Nasdaq will also have discretionary authority to not approve our listing if Nasdaq determines that the listing of the company to be acquired is against public policy at that time.

If Nasdaq delists our securities from trading on its exchange, or we are not listed in connection with our initial business combination, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our common stock and warrants will be listed on Nasdaq, our units, common stock and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued warrants to purchase 6,900,000 shares of common stock as part of the units offered in our initial public offering and private warrants to purchase 4,210,000 shares of common stock. We may also issue additional private warrants to our sponsor, initial stockholders, officers, directors or their affiliates in payment of working capital loans made to us as described in this prospectus. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

Further, unlike the warrants offered by many other blank check companies, whose warrants become exercisable on the later of (i) 30 days following their initial business combination and (ii) twelve months after the date their initial public offering, our warrants become exercisable 30 days after an initial business combination, even if that date is less than twelve months after our initial public offering. The possibility that our warrants may become exercisable more quickly than the warrants of other blank check companies may make us a less attractive acquisition vehicle in the eyes of a target business relative to other blank check companies and may cause our warrants to have a greater or more immediate adverse effect on the market price for our securities or our ability to obtain future financing. In addition, as our warrants may become exercisable sooner, you may experience dilution to your holdings sooner.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants (excluding the private warrants and any warrants issued to our sponsor, officers or directors in payment of working capital loans made to us) at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period commencing at any time after the warrants become exercisable and ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private warrants will be redeemable by us so long as they are held by the initial purchasers or their permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this prospectus have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any private warrants) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Stockholders therefore have no access to information about prior market history on which to base their investment decision. Following our initial public offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Risks Relating to our Management Team

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our directors may decide not to enforce our sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. As a result, they may have a conflict of interest in determining whether to enforce our sponsor’s indemnification obligations. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors will not commit their full time to our affairs. We presently expect each of our officers and directors to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. The foregoing could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor has waived its right to convert its founders’ shares or any other shares purchased in our initial public offering or thereafter, or to receive distributions from the trust account with respect to its founders’ shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to our initial public offering, as well as the private warrants and any warrants purchased by our officers or directors in the aftermarket, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination and in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Additionally, our officers and directors may in the future become affiliated with entities that are engaged in a similar business, including another blank check company that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Delaware law. For a more detailed description of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, see the sections titled “Management — Directors and Executive Officers” and “Management — Conflicts of Interest.”

General Risk Factors

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register the resale of the founders’ shares and the shares underlying the private warrants at any time commencing three months prior to the date on which their securities may be released from escrow. Additionally, the holders of representative shares and any other warrants our sponsor, initial stockholders, officers, directors, or their affiliates may be issued in payment of working capital loans made to us, are entitled to demand that we register the resale of the representative shares and any other warrants we issue to them (and the underlying securities) commencing at any time after we consummate an initial business combination. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Our search for an initial business combination, and any target business with which we ultimately consummate an initial business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. Our executive offices are located at 2735 Sand Hill Road, Suite 110, Menlo Park, CA 94025 and our telephone number is (650) 515-3930. Our executive offices are provided to us by our sponsor. Commencing on January 8, 2021, we have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us, any of our property, or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, common stock and warrants are each traded on the Nasdaq Capital Market under the symbols ““LJAQU,” “LJAQ,” and “LJAQW,” respectively. Our units commenced public trading on January 12, 2021, and our common stock and warrants commenced public trading on November 2, 2020.

(b) Holders

On April 13, 2021, there were 20 holders of record of our common stock.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination.

On January 11, 2021, we effected a stock dividend of 0.2 shares for each share outstanding (the “Dividend”), resulting in there being an aggregate of 3,450,000 founder shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. Up to 450,000 founder shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. In connection with the underwriters’ full exercise of their over-allotment option on January 15, 2021, the 450,000 founder shares were no longer subject to forfeiture. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

The Private Warrants are identical to those included in the public units sold in our initial public offering, except that the Private Warrants are non-redeemable and may be exercised for cash or on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The purchasers of the Private Warrants have agreed not to transfer, assign or sell any of the securities purchased in the Private Placement, including the underlying shares of common stock (except to certain permitted transferees), until after the consummation of the Company’s initial business combination.

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

Of the gross proceeds received from our Initial Public Offering and the private placements of Private Warrants, $138,000,000 was placed in the Company’s trust account, with Continental Stock Transfer & Trust Company acting as trustee.

We paid a total of $2,760,000 in underwriting discounts and $620,637 for other offering costs and expenses related to the Initial Public Offering.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the Private Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to banks or other lenders or the owners of the target, or a combination of the foregoing.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to banks or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 28, 2020 (inception) to December 31, 2020 were organizational activities and those necessary to consummate our initial public offering. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after our initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had a net loss of $13,802 which consists of formation costs.

Liquidity and Capital Resources

As of December 31, 2020, we had $6,139 in cash. Until the consummation of our initial public offering, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the Founder Shares, and unsecured loans and advances in an aggregate of $295,000 from related parties.

On January 12, 2021, the Company consummated our initial public offering of 12,000,000 units, at $10.00 per Unit, generating gross proceeds of $120,000,000.

Simultaneously with the closing of our initial public offering, our Sponsor purchased an aggregate of 3,850,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $3,850,000, in a private placement.

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

Transaction costs of our initial public offering amounted to $3,380,637 consisting of a $2,760,000 underwriting discount and $620,637 of other offering costs.

Following the closing of our initial public offering and the sale of over-allotment units, an aggregate of $138,000,000 ($10.00 per Unit) from the net proceeds and the sale of the Private Warrants was held in a Trust Account.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable) to complete our initial Business Combination. We may withdraw interest from the trust account to pay franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We have engaged EarlyBirdCapital as an advisor in connection with our business combination to assist us in holding meetings with our stockholder to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial Business Combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial Business Combination in an amount equal to 3.5% of the gross proceeds of our initial public offering. Additionally, we will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if EarlyBirdCapital introduces us to the target business with which we complete a business combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the registration statement.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative services. We began incurring these fees on January 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and the sale of the Private Warrants held in the trust account will be invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this report, our current directors and executive officers are as follows:

Name	Age	Title
Robert M. Bennett	57	Chairman and Chief Executive Officer
William W. Bunker	51	Vice-Chairman and Chief Financial Officer
Eric Ver Ploeg	55	President
Patrick Brandt	48	Vice President of Acquisitions
James W. Keyes	65	Director
Jeffrey A. Rich	60	Director
Andrew D. Hamer	57	Director

Robert M. Bennett, our Chairman and Chief Executive Officer since July 2020 has over 30 years of private equity experience in technology, media and manufacturing businesses. Mr. Bennett has broad experience in building proprietary deal sourcing, raising financing and closing acquisition transactions and then growing those businesses and selling them to strategic acquirers. Since 1997, Mr. Bennett has served as Chief Executive Officer of the First Lexington organization, a private equity sponsor group that has led many transactions. From 2014 to 2017, Mr. Bennett was Chief Executive Officer of ViewMarket, Inc., a company he co-founded that acquired CultureMap, a digital media company. ViewMarket was subsequently sold to Gow Media, LLC in 2017. Since 2017, Mr. Bennett has also served as Chairman and Chief Executive Officer of Jon D. Williams Cotillions, Inc., a national social education provider. From 1997 to 2019, Mr. Bennett was Chief Executive Officer of Long-Lok Fasteners Corporation, a next generation proprietary aerospace fasteners company in which he purchased two additional “bulk up” businesses, Bernic Screw Corp and A&W Screw Corp. The company was sold to Novaria Group, LLC in December 2019. Since 2003, Mr. Bennett has also served as Vice Chairman of Modulant Solutions, an IT services and software company that he co-founded and later acquired Product Data Integration Technologies, Inc. From 1999 to 2003, Mr. Bennett was Chairman of Springbow Solutions, Inc., a company he co-founded that acquired three IT service companies and provided next generation IT, portal and web services. The company was sold to Soflink, Inc. in 2005. In the 1990s, Mr. Bennett acquired and sold various media and manufacturing businesses.

William W. Bunker, our Vice-Chairman since July 2020 and Chief Financial Officer, co-founded the largest dating site of the 1990s, which became Match.com and was ultimately sold for $47.5 million to Ticketmaster in 1999. He served as President of the rebranded site Match.com during the transition. After Match.com, he became a co-founder of Critical Watch, an enterprise security company that was sold to Alert Logic in 2015. Mr. Bunker co-founded two seed stage VC funds, Silicon Valley Growth Syndicate in 2013 which he managed actively until 2016 and GrowthX which Mr. Bunker has operated since 2016. He has invested in over 150 startups.

Eric Ver Ploeg, our President since July 2020, has over 20 years of Silicon Valley high-tech startup and investment experience. From 2017 to 2020, Dr. Ver Ploeg was a Managing Director of Deutsche Telekom Capital Partners venture group, a growth stage focused venture capital investor, where he was involved with the firm’s investments in cloud infrastructure company Fastly (NYSE: FSLY), enterprise SaaS company Dynamic Signal, and cyber security company Anomali. From 2015 to early 2017, Dr. Ver Ploeg was acting as an independent venture investor. From 2001 to 2008, Dr. Ver Ploeg was a Managing Director of VantagePoint Venture Partners, where he was involved in the funding of many private companies, including Spatial Wireless and OZ Communications. Dr. Ver Ploeg co-managed the quantitative hedge fund, Recursive Capital, and has made personal investments into private companies in the crypto, fintech, marketplace, and enterprise SaaS sectors. Before beginning his investment career, Dr. Ver Ploeg was the co-founder of two venture-backed startup companies, which raised multiple rounds of venture capital.

Patrick Brandt, our Vice President of Corporate Development since July 2020, has over 20 years of experience in enterprise software with a proven track record of leading companies through rapid growth, expansion, acquisition, and exits. Since 2016 Brandt has been President and a member of the Board of Directors of Shiftsmart, Inc. a labor management platform he co-founded. Additionally, he serves as Chairman of the Board of OneDay, a venture backed video technology start-up. From 2009 to 2015, Brandt served as Chairman and CEO of Telligent Systems, Inc., which became Zimbra, Inc. following the acquisition of the Zimbra assets from VMWare (NYSE: VMW) in 2013; and then in 2015 sold Zimbra to Synacor (NASDAQ: SYNC) and Telligent to Verint Systems, Inc. (NASDAQ: VRNT). Brandt was also the founder and CEO of Skywire Software in 2000. During his eight-year tenure at Skywire Software, Brandt led the company through organic growth and 11 acquisitions, including the leveraged buyout of Docucorp (NASDAQ: DOCC) in 2007. In July of 2008, Brandt led and negotiated the sale of Skywire Software’s enterprise software business to Oracle (NASDAQ: ORCL) and Skywire Software’s BPO business to Kubra, a private-equity backed outsourcer. Brandt remained on the Board of Directors, and served as Chairman of iWave Software, a spin-off of Skywire Software, until its sale to EMC (NYSE: EMC) in December 2012.

James W. Keyes, a member of the board of directors since December 2020, served as Chairman and Chief Executive Officer of Blockbuster, Inc. (a provider of movie and video game rental services) from 2007 to 2010, leading a successful restructuring of the business and subsequent sale to Dish Networks where he stayed on as a senior advisor to oversee Blockbuster’s integration. Prior to Blockbuster, from 2000-2005, Keyes served as President and CEO of 7-Eleven, Inc. The role of global CEO culminated a 21 year career in which he served multiple roles from Chief Financial Officer to Chief Operating Officer and finally CEO of the Fortune 500 company. After leading a successful transformation of 7-Eleven, he oversaw the company’s sale to Ito Yokado in 2005 with a tenfold improvement in market capitalization during his tenure. Mr. Keyes graduated Cum Laude and Phi Beta Kappa from the College of the Holy Cross with a degree in Political Science. He then earned an Masters in Business Administration from the Columbia Graduate School of Business. Mr. Keyes remains active at his alma maters, serving on the Board of Trustees for College of the Holy Cross since 2017 and on the Board of Overseers for the Columbia Business School since 2010. Mr. Keyes has been a member of Dallas Symphony Association’s Board of Governors since 2001, serving as Chairman of the Board from 2004 to 2006. Since 2005 he has served on the Board of Directors and Chairman of the Investment Committee for the Cooper Institute, a nonprofit organization dedicated to promoting health and wellness through research, education and advocacy. Since 2014 he has been on the Board of Directors of Murphy USA, which operates more than 1,470 retail gas stations in 26 states. He has also served on the American Red Cross National Board of Governors and chaired the American Red Cross National Philanthropic Board.

Jeffrey A. Rich, a member of the board of directors since December 2020, has served as an Operating Partner at Sunstone Partners, a San Mateo based growth equity firm, since 2015. Sunstone invests in high growth software and technology enabled services companies, focused in one of four sectors: Cloud and Enterprise IT, Healthcare IT, Internet and Marketing Services, and Cybersecurity. Mr. Rich also serves as the Managing Director of Plumtree Partners LLC, since 2006, which is his private family investment firm. Mr. Rich previously served as the Chief Executive Officer at Affiliated Computer Services, Inc. from 1998 to 2005, where he oversaw the company from its inception through its initial public offering to become a Fortune 500 company with over $5 billion of annual revenues and 50,000 employees worldwide. Mr. Rich currently serves on the board of directors of Cloudbakers Holdings, LLC, Avertium Holdings, LLC, Nexa Receptionists Holdings, LLC, OSF Global Services, Inc., and BP3 Global, Inc. He also serves on the boards of The Horatio Alger Association, Best Buddies International and the TD Jakes Foundation, each a non-profit organization. He has previously served as a Director of OutMatch Holdings, LLC, Onica Holdings, LLC, Fruition Partners, Inc., Zimbra, Inc., Digital Generation, Inc., RoyaltyShare, Inc., Pegasus Systems, Inc., Affiliated Computer Services, Inc., The Dallas Symphony Association and The University of Michigan Business School. Mr. Rich holds a BBA degree from the University of Michigan Business School and is a member of The Horatio Alger Association and Young President’s Organization (YPO).

Andrew D. Hamer, a member of the board of directors since December 2020, has served as Chief Financial Officer for Velodyne Lidar (NASDAQ: VLDR), the leading lidar provider, since April of 2019. Velodyne Lidar completed its merger with Graf Industrial Corp., a SPAC, in September 2020. He is a seasoned finance executive with over 25 years of financial leadership experience at public and pre-public technology companies. From 2010 to 2016, Mr. Hamer served as the Chief Financial Officer of ON24 Inc. where he was involved with the companies pivot to a SaaS based business model and capital raising efforts. From 2005 to 2010, Mr. Hamer was the Chief Financial Officer of Keynotes Systems (NASDAQ: KEYN) where he was involved in the company’s international expansion that included the 2006 acquisition of Sigos Systems GMBH. From 1997 to 2000, Mr. Hamer was the Director of Finance at Excite@Home where was a core member in the team completing @Home Corporation’s IPO in 1997 and subsequent acquisition and integration of Excite Inc. in 1999. Mr. Hamer graduated with a Master of Accounting at Florida International University, Miami, Florida in 1991; a Bachelor of Science in Accounting from Binghamton University, Binghamton, New York in 1986; and an Associate of Arts in Business from County College of Morris in Randolph, New Jersey in 1984.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Jeffrey A. Rich, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Andrew D. Hamer and James W. Keyes, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Robert M. Bennett and William W. Bunker, will expire at the third annual meeting.

Director Independence

Currently James W. Keyes, Jeffrey A. Rich and Andrew D. Hamer would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Effective upon the date of this prospectus, we will establish an audit committee of the board of directors, which will consist of James W. Keyes, Jeffrey A. Rich and Andrew D. Hamer, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Andrew D. Hamer qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective upon the date of this prospectus, we will establish a nominating committee of the board of directors, which will consist of James W. Keyes, Jeffrey A. Rich and Andrew D. Hamer, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

Effective upon the date of this prospectus, we will establish a compensation committee of the board of directors, which will consist of James W. Keyes, Jeffrey A. Rich and Andrew D. Hamer, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter, our nominating committee charter and compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the period from July 28, 2020 (inception) through December 31, 2020, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of this prospectus through the acquisition of a target business or our liquidation of the trust account, we will pay our sponsor, LightJump One Founders, LLC, an affiliate of our executive officers, $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and the repayment of the $150,000 loan made by an affiliate of our chief executive officer to us, no compensation or fees of any kind will be paid to our sponsor, initial stockholders, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of consulting, success or finder fees payable by us upon consummation of an initial business combination. Additionally, there is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. However, the amount of such compensation may not be known at the time of the stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K or a periodic report, as required by the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 13, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Warrants as these warrants are not exercisable within 60 days of the date hereof.

In September, 2020, our Sponsor paid $25,000 in cash, or approximately $0.009 per share in consideration for 2,875,000 shares of Class B common stock, par value $0.0001. On January 11, 2021, the Company effected the dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. Up to 450,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. In connection with the underwriters’ full exercise of the over-allotment option on January 15, 2021, the 450,000 founder shares were no longer subject to forfeiture.

	Class A Common Stock				Class B Common Stock(2)
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		% of Class		Number of Shares Beneficially Owned		% of Class
Robert M. Bennett	—		—		3,450,000	(3)	96.64%
William W. Bunker	—	(4)	—	(4)	—	(4)	—	(4)
Eric Ver Ploeg	—	(4)	—	(4)	—	(4)	—	(4)
Patrick Brandt	—	(4)	—	(4)	—	(4)	—	(4)
James W. Keyes	—	(4)	—	(4)	—	(4)	—	(4)
Jeffrey A. Rich	—	(4)	—	(4)	—	(4)	—	(4)
Andrew D. Hamer	—	(4)	—	(4)	—	(4)	—	(4)
All directors and executive officers as a group (seven individuals)	—		—		—		—
LightJump One Founders, LLC 14755 Preston Road, Suite 520 Dallas, TX 75254	—		—		3,450,000		96.64%
All executive officers and directors as a group (7 individuals)

(1)	Unless otherwise noted, the business address of each of the entities or individuals listed above is c/o LightJump Acquisition Corporation, 14755 Preston Road, Suite 520, Dallas, TX 75254.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock.

(3)	Represents securities held by LightJump One Founders, LLC, our sponsor, of which Robert M. Bennett is the managing member. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Mr. Bennett. Mr. Bennet disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest.

(4)	Does not include any securities held by LightJump One Founders, LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In September, 2020, the Sponsor paid $25,000 in cash, or approximately $0.009 per share, to the Company in consideration for 2,875,000 shares of Class B common stock, par value $0.0001. On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding (the “Dividend”), resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. Up to 450,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. In connection with the underwriters’ full exercise of the over-allotment option on January 15, 2021, the 450,000 founder shares were no longer subject to forfeiture.

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

Advances from Related Party

As of December 31, 2020, we have received $170,000 in advances from our Sponsor. These advances are due on demand and were used to pay for offering expenses.

Promissory Note — Related Party

On September 30, 2020, the Company issued an unsecured promissory note to an affiliate of the Company’s chief executive officer, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000 to be used for a portion of the expenses of our initial public offering. This loan is non-interest bearing, unsecured and due at the earlier of July 31, 2021 or the closing of our initial public offering. The loan will be repaid upon the closing of our initial public offering out of offering proceeds not held in the Trust Account. As of December 31, 2020, the Company had borrowed $125,000 under the promissory note with the Sponsor.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date of our initial public offering, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. We will also need to obtain approval of a majority of our disinterested independent directors.

Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Repayment of up to an aggregate of $170,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to our sponsor of $10,000 per month until the earlier of (i) the consummation of our initial business combination or (ii) our liquidation, for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that James W. Keyes, Jeffrey A. Rich and Andrew D. Hamer are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, initial public offering balance sheet audit, review of the financial information included in our Form 10-Q for the relevant period and other required filings with the SEC for the period from July 28, 2020 (inception) through December 31, 2020 totaled approximately $64,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation. We did not pay Marcum for audit-related fees for the period from July 28, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from July 28, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the period from July 28, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement. (2)
1.2	Form of Business Combination Marketing Agreement.(2)
3.1	Certificate of Incorporation.(2)
3.2	Amended and Restated Certificate of Incorporation. (1)
3.3	Bylaws.(2)
4.1	Specimen Unit Certificate.(1)
4.2	Specimen Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)
10.1	Form of Letter Agreement from each of the Registrant’s officers, directors and sponsor.(2)
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)
10.3	Promissory Note.(2)
10.4	Form of Registration Rights Agreement.(2)
10.5	Form of Subscription agreement for private warrants by LightJump One Founders, LLC.(2)
10.6	Form of Stock Escrow Agreement.(2)
10.7	Form of Administrative Services Agreement.(2)
10.8	Form of Indemnification Agreement.(2)
14	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 20, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1/A, filed with the SEC on December 30, 2020.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2021.

LIGHTJUMP ACQUISITION CORPORATION

By:	/s/ Robert M. Bennett
Name:	Robert M. Bennett
Title:	Chief Executive Officer

POWER OF ATTORNEY

The undersigned directors and officers of LightJump Acquisition Corporation constitute and appoint Robert M. Bennett as his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each attorney-in-fact, or his substitute, may do or case to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert M. Bennett	Chairman, Chief Executive Officer	April 15, 2021
Robert M. Bennett	(Principal Executive Officer)

/s/ William W. Bunker	Vice Chairman and Chief Financial Officer	April 15, 2021
William W. Bunker	(Principal Financial Officer and Principal Accounting Officer)

/s/ James W. Keyes	Director	April 15, 2021
James W. Keyes

/s/ Jeffrey A. Rich	Director	April 15, 2021
Jeffrey A. Rich

/s/ Andrew D. Hamer	Director	April 15, 2021
Andrew D. Hamer

 LIGHTJUMP ACQUISITION CORPORATION
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

LightJump Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of LightJump Acquisition Corporation (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholder’s equity and cash flows for the period from July 28, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 28, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

We have served as the Company’s auditor since 2020.

Philadelphia, Pennsylvania

April 15, 2021

LIGHTJUMP ACQUISITION CORPORATION
BALANCE SHEET
DECEMBER 31, 2020

Assets:
Cash	$6,139
Deferred offering costs	306,259
Total assets	$312,398

Liabilities and Stockholder’s Equity
Accrued offering costs and expenses	$5,000
Due to related party	170,000
Promissory note – related party	125,000
Total current liabilities	300,000

Commitments and Contingencies

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized, 3,570,000 shares issued and outstanding (1)	357
Additional paid-in capital	25,843
Accumulated deficit	(13,802)
Total stockholder’s equity	12,398
Total Liabilities and Stockholder’s Equity	$312,398

(1)	Includes up to 450,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. (See Note 7) As a result of the underwriter’s election to fully exercise their over-allotment option on January 15, 2021, the 450,000 Founder Shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these financial statements.

LIGHTJUMP ACQUISITION CORPORATION
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 28, 20200 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation costs	$13,802
Net loss	$(13,802)
Basic and diluted weighted average shares outstanding, Class B common stock (1)	3,098,571
Basic and diluted net loss per share, Class B common stock	$(0.00)

(1)	Excludes up to 450,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). As a result of the underwriter’s election to fully exercise their over-allotment option on January 15, 2021, the 450,000 Founder Shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these financial statements.

LIGHTJUMP ACQUISITION CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD FROM JULY 28, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of July 28, 2020 (inception)	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	3,450,000	345	24,655	—	25,000
Issuance of 120,000 Representative shares to underwriters	120,000	12	1,188	—	1,200
Net loss	—	—	—	(13,802)	(13,802)
Balance as of December 31, 2020	3,570,000	$357	$25,843	$(13,802)	$12,398

(1)	Includes up to 450,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 7). As a result of the underwriter’s election to fully exercise their over-allotment option on January 15, 2021, the 450,000 Founder Shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these financial statements.

LIGHTJUMP ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 28, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash flows from operating activities:
Net loss	$(13,802)
Change in current assets and liabilities:
Accrued Expenses	5,000
Net cash used in operating activities	(8,802)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of representative shares	1,200
Proceeds from advances from related party	170,000
Proceeds from issuance of promissory note to related party	125,000
Payment of deferred offering costs	(306,259)
Net cash provided by financing activities	14,491
Net change in cash	6,139
Cash, beginning of period	—
Cash, end of the period	$6,139

Supplemental disclosure of investing and financing activities
Fair value of representative shares	$1,200

The accompanying notes are an integral part of these financial statements.

LIGHTJUMP ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

LIGHTJUMP ACQUISITION CORPORATION (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on. The Company was formed for the purpose of effecting a merger, stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 28, 2020 (inception) through December 31, 2020 relates to the Company’s formation and preparation for the Initial Public Offering (“IPO”) as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO as described below. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is LightJump One Founders, LLC, a Delaware limited liability company (the “Sponsor”). Subsequent to December 31, 2020, the registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 8, 2021 (the “Effective Date”). On January 12, 2021, the Company consummated the IPO of 12,000,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”, the warrants included in the Units, the “public warrants” and the rights included in the Units, the “rights”)), at $10.00 per Unit, generating gross proceeds of $120,000,000, which is discussed in Note 3.

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial business combination and the Company does not conduct redemptions in connection with its initial business combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, without the Company’s prior consent.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to stockholders’ equity upon the completion of the IPO. Offering costs amounting to $3,380,637 were charged to stockholder’s equity upon the completion of the IPO and exercise of overallotment (see Note 1). As of December 31, 2020, there was $306,250 of costs, classified as deferred offering costs, in the accompanying balance sheet.

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

Net Loss Per Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 450,000 shares, after giving retroactive effect to the share dividend described in Note 8, that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be immaterial as of December 31, 2020.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be immaterial for the period from July 28, 2020 (inception) through December 31, 2020.

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

Note 5 — Related Party Transactions

Founder Shares

In September, 2020, the Sponsor paid $25,000 in cash, or approximately $0.009 per share, to the Company in consideration for 2,875,000 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding (the “Dividend”), resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. Up to 450,000 Founder Shares are subject to forfeiture to the extent that the over-allotment option is not exercised in full by the underwriters. In connection with the underwriters’ full exercise of their over-allotment option on January 15, 2021, the 450,000 founder shares were no longer subject to forfeiture.

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

Advances from Related Party

As of December 31, 2020, the Company has received $170,000 in advances from the Sponsor. This advance is due on demand and was used to pay for offering expenses.

Promissory Note — Related Party

On September 30, 2020, the Company issued an unsecured promissory note to an affiliate of the Company’s chief executive officer, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of July 31, 2021 or the closing of the IPO. The loan will be repaid upon the closing of the IPO out of offering proceeds not held in the Trust Account. As of December 31, 2020, the Company had borrowed $125,000 under the promissory note with the Sponsor.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant. As of September 30, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Company’s Founder Shares, Private Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO, requiring the Company to register such securities and any other securities of the company acquired by them prior to the consummation of the initial Business Combination for resale. The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company registers such securities. Notwithstanding anything to the contrary, any holder of the foregoing securities that is an underwriter and related person of the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement with respect to the IPO. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act; provided, however, that any holder that is an underwriter and related person of the underwriters may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement with respect to the IPO. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Business Combination Marketing Agreement

Additionally, the Company has engaged EarlyBirdCapital as its advisor in connection with its business combination to assist in holding meetings with our stockholder to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with an initial Business Combination, assist the Company in obtaining stockholder approval for the business combination and assist with its press releases and public filings in connection with the business combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of an initial Business Combination in an amount equal to 3.5% of the gross proceeds of our initial public offering. Additionally, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if EarlyBirdCapital introduces the Company to the target business with which it completes a business combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the registration statement.

Representative Shares

On October 1, 2020, the Company issued to designees of EarlyBirdCapital Inc. the 120,000 representative shares for nominal consideration. The Company will account for the representative shares as an offering cost of the Proposed Offering, with a corresponding credit to stockholder’ equity. The holders of the representative shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of its initial Business Combination. In addition, the holders of the representative shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial Business Combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete an initial Business Combination within 18 months from the closing of our initial public offering.

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

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no shares of preferred shares issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. After giving retroactive effect to the stock dividend described in Note 8, At December 31, 2020, there were 3,570,000 common stock issued and outstanding. Of the 3,570,000 shares of common stock, an aggregate of up to 450,000 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholder will collectively own 20% of the Company’s issued and outstanding common stocks after the IPO. In connection with the underwriters’ full exercise of their over-allotment option on January 15, 2021, the 450,000 founder shares were no longer subject to forfeiture.

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

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Warrants, so long as they are held by the Sponsor or their permitted transferees, (i) will not be redeemable by the Company, (ii) may be exercised for cash or on a cashless basis, as described in the IPO, in each case so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

Note 8 — Subsequent Events

On April 12, 2021, the SEC issued guidance informing market participants that warrants issued by special purpose acquisition companies (“SPACs”), such as the Company, may need to be classified as a liability of the SPAC measured at fair value, with changes in fair value reported each period. Such classification will not affect the financial statements presented in this Form 10-K, because the Company had not consummated its Initial Public Offering and had not issued any warrants during the period from July 28, 2020 (inception) through December 31, 2020. Based on the SEC’s guidance, the Company may determine that the Public Warrants and Private Warrants (collectively, the “Warrants”) should be reclassified from equity to warrant liability in the balance sheet included in the Company’s Current Report on Form 8-K filed on January 20, 2021 (the “8-K”). In addition, the Registration Statements filed on Form S-1 and the Final Prospectus filed before the closing of the Initial Public Offering on January 12, 2021 did not account for the effect of this potential reclassification in its capitalization table and certain other disclosures. The Company is evaluating the materiality of this potential reclassification and its impact on the Company’s balance sheet included in the 8-K in accordance with SEC Staff Accounting Bulletin (“SAB”) 99 and SAB 108, which is expected to be completed before the filing by the Company of its Quarterly Report Form 10-Q for the period ended March 31, 2021.

The notes to the financial statements include a discussion of material events, if any, which have occurred subsequent to December 31, 2020 (referred to as “subsequent events”), up to the date these financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that, other than those disclosed within the notes, no other material subsequent events have occurred that require additional adjustment or disclosure in the financial statements.

