Form 10-Q
period 2021-03-31
LIGHTJUMP ACQUISITION CORP
filed 2021-07-02
CIK 1825437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of June 23, 2021, there were 17,650,961 shares of common stock, par value $0.0001 per share issued and outstanding.

LIGHTJUMP ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021 (unaudited)	December 31, 2020

Assets
Cash	$522,190	$6,139
Deferred offering costs	-	306,259
Prepaid expenses	360,586	-
Total current assets	882,776	312,398
Investment held in Trust Account	138,002,920	-
Total Assets	$138,885,696	$312,398

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs	$94,465	$5,000
Accrued operating expenses	146,859	-
Promissory note - related party	125,000	125,000
Due to related party	10,000	170,000
Total current liabilities	376,324	300,000
Warrant liability	2,559,885	-
Total Liabilities	2,936,209	300,000

Commitments and Contingencies
Common stock subject to possible redemption, 13,094,948 shares and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	130,949,480	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 99,000,000 shares authorized; 4,275,052 shares and 3,570,000 shares issued and outstanding (excluding 13,094,948 shares and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	428	357
Additional paid-in capital	3,959,402	25,843
Retained earnings (Accumulated deficit)	1,040,177	(13,802)
Total Stockholders’ Equity	5,000,007	12,398
Total Liabilities and Stockholders’ Equity	$138,885,696	$312,398

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

Formation and operating costs	$250,793
Loss from operations	(250,793)

Other income
Change in fair value of warrant liability	1,301,852
Trust interest income	2,920
Total other income	1,304,772

Net income	$1,053,979

Basic and diluted weighted average shares outstanding, common stock subject to redemption	11,267,094
Basic and diluted net income per share	$0.00

Basic and diluted weighted average shares outstanding, common stock	5,663,329
Basic and diluted net income per share	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

	Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2020	3,570,000	$357	$25,843	$(13,802)	$12,398

Sale of 13,800,000 Units on through public offering and over-allotment, net of offering costs	13,800,000	1,380	134,533,467	-	134,534,847

Sale of 4,210,000 Private Placement Warrants, net of fair value of warrant liability	-	-	348,263	-	348,263

Net income	-	-	-	1,053,979	1,053,979

Reclassification of common stock subject to possible redemption	(13,094,948)	(1,309)	(130,948,171)	-	(130,949,480)

Balance as of March 31, 2021	4,275,052	$428	$3,959,402	$1,040,177	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

Net income	$1,053,979
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(1,301,852)
Interest earned on cash and marketable securities held in Trust Account	(2,920)
Changes in current assets and current liabilities:
Prepaid expenses	(360,586)
Accrued operating expenses	146,859
Due to related party	(160,000)
Net cash used in operating activities	(624,520)

Cash Flows from Investing Activities:
Purchase of investment held in Trust	(138,000,000)
Net cash used in investing activities	(138,000,000)

Cash flows from Financing Activities:
Proceeds from initial public offering, net of underwriting fees	135,240,000
Proceeds from Private Placement Warrants	4,210,000
Payment of offering costs	(309,429)
Net cash provided by financing activities	139,140,571

Net change in cash	516,051
Cash, beginning of the period	6,139
Cash, end of the period	$522,190

Supplemental disclosure of noncash investing and financing activities:
Initial value of common stock subject to possible redemption	$112,670,938
Change in value of common stock subject to possible redemption	$18,278,542
Initial classification of warrant liability	$3,531,517
Offering costs included in accrued offering costs	$94,465

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021
(UNAUDITED)

Note 1 — Organization, Business Operations and Liquidity

Organization and General

LightJump Acquisition Corporation (the “Company”) is a newly organized blank check company incorporated as a Delaware Company on July 28, 2020. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”).

The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not commenced any operations. All activity for the three months ended March 31, 2021, relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (“IPO”) and will recognize changes in the fair value of its warrant liability as other income (expense).

The Company’s sponsor is LightJump One Founders, LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on January 8, 2021 (the “Effective Date”). On January 12, 2021, the Company consummated the IPO of 12,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit, generating gross proceeds of $120,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 3,850,000 warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant (the “Private Placement”), which is discussed in Note 5.

On January 15, 2021, the underwriters exercised the over-allotment option in full to purchase 1,800,000 Units (the “Over-allotment Units”), generating aggregate gross proceeds of $18,000,000. Simultaneously with the closing of the sale of the Over-allotment Units, the Company consummated the sale of an additional 360,000 Private Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $360,000.

Transaction costs of the IPO including the exercise of over-allotment amounted to $3,465,153 consisting of $2,760,000 of underwriting fees and $705,153 of other offering costs.

Trust Account

Following the closing of the IPO on January 12, 2021 and the exercise of over-allotment on January 15, 2021, $138,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations, the proceeds from this Initial Public Offering will not be released from the trust account until the earlier of: (a) the completion of the Company’s initial business combination, (b) the redemption of the Company’s public shares if the Company are unable to complete its initial business combination in the required time period.

Initial Business Combination

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $0.5 million in its operating bank account and working capital of approximately $0.5 million.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 6) in exchange for  the Founder Shares to cover certain offering costs, and a loan under an unsecured promissory note from the Sponsor of $125,000 (see Note 6). Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). To date, there were no amounts outstanding under any Working Capital Loans.

The Company believes that it could incur additional fees associated with transaction expenses and it may be required to request additional funding from the Sponsor, which is not obligated to do so. The company believes that the Sponsor is adequately capitalized to provide the associated funds in the form of a loan to the company at any time the company requests the funds. Since the Sponsor is not obligated to provide the source of funds that may be needed, the Company may not be able to obtain the additional financing required. These conditions raise substantial doubt about the Company's ability to continue as a going concern through the next 12 months, if a business combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets of the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 —  Revision of Previously Issued Financial Statements as of January 12, 2021

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on January 12, 2021, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, management concluded that the Private Warrants should be presented as liabilities with subsequent fair value remeasurement.

The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for all the warrants issued on January 12, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Private Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations each reporting period.

The following tables summarize the effect of the revision on each balance sheet line item as of the date:

	As Previously Reported	Adjustment	As Revised
Balance Sheet at January 12, 2021
Warrant liability	-	3,531,517	3,531,517
Total liabilities	$651,290	$3,531,517	$4,182,807
Common stock subject to possible redemption	116,202,455	(3,531,517)	112,670,938
Common stock	395	35	430
Additional paid-in capital	5,012,713	(35)	5,012,678
Accumulated deficit	(13,106)	-	(13,106)
Total stockholders’ equity	$5,000,002	$-	$5,000,002

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 12, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of condensed financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents at March 31, 2021.

Investment in Trust Account

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

At March 31, 2021, the assets held in the Trust Account consisted of mutual funds in the amount of $138,002,920 and the Company had not withdrawn any of the interest income from the Trust Account to pay its tax obligations for the three months ended on March 31, 2021. The mutual funds held in the Trust Account were available for sale and reported at fair value.

The carrying value and fair value of mutual funds held in Trust Account on March 31, 2021 are as follows:

	Carrying Value as of March 31, 2021	Fair Value as of March 31, 2021
U.S. Money Market	$138,002,920	$138,002,920
	$138,002,920	$138,002,920

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for each period. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 10,210,000 shares of common stock in the aggregate.

The Company’s statement of operations includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per common share. Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net income per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the Founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

For the Three Months Ended March 31, 2021
Common stock subject to possible redemption
Numerator: net income allocable to common stock subject to possible redemption
Interest income earned on marketable securities held in trust	$2,920
Less: income attributable to non-redeemable shares	(2,920)
Net income allocable to common stock subject to possible redemption	$-
Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	11,267,094
Basic and diluted net income per share, redeemable common stock	$0.00

Non-redeemable common stock
Numerator: net income minus redeemable net earnings
Net income	$1,053,979
Redeemable net earnings	-
Non-redeemable net income	$1,053,979
Denominator: Weighted average non-redeemable basic and diluted weighted average shares outstanding, common stock	5,663,329
Basic and diluted net income per share, common stock	$0.19

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. The Company determined the Public Warrants qualified for equity treatment, and accordingly, as of March 31, 2021, offering costs in the aggregate of $3,465,153 have been charged to stockholders’ equity (consisting of $2,760,000 of underwriting fees and $705,153 of other offering costs).

Warrant Liability

The Company accounts for the Public Warrants and Private Warrants (as defined in Note 1, 4 and 5) collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 815, “Derivatives and Hedging”. The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Private Warrants in accordance with ASC 815-40 under which the Private Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Private Warrants has been estimated using the Monte Carlo simulation model. See Note 7 for further discussion of the pertinent terms of the Warrants used to determine the value of the Private Warrants.

The Company evaluated the Public Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the three months ended March 31, 2021.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 12,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Common Stock, par value $0.0001 per share and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share. Each whole warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

On January 15, 2021, the Underwriters exercised the over-allotment option in full to purchase 1,800,000 Units. The proceeds of $18,000,000 from the over-allotment was deposited in the Trust Account after deducting the underwriting fees.

The underwriters were paid a cash underwriting fee of 2.0% of the gross proceeds of the IPO and over-allotment, or $2,760,000 in the aggregate.

Public Warrants

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

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by our board of directors, and in the case of any such issuance to our sponsor, initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the Market Value is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 3,850,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $3,850,000, in a private placement. The proceeds from the private placement of the Private Warrants were added to the proceeds of this Initial Public Offering and placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, as trustee. If we do not complete an initial business combination within 18 months from the closing of this Initial Public Offering, the proceeds from the sale of the Private Warrants will be included in the liquidating distribution to our public stockholders and the Private Warrants will be worthless.

On January 15, 2021, the Underwriters exercised the over-allotment option in full to purchase 1,800,000 Units. Simultaneously with the closing of the exercise of the overallotment option, the Company completed the private sale of an aggregate of 360,000 Private Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $360,000.

The Private Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Warrants, so long as they are held by the Sponsor or their permitted transferees, (i) will not be redeemable by the Company, (ii) may be exercised for cash or on a cashless basis, as described in the Initial Public Offering, in each case so long as they are held by the initial purchasers or any of their permitted transferees. If the Private Warrants are held by holders other than the initial purchasers or any of their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in this offering.

Note 6 — Related Party Transactions

Founder Shares

On September 11, 2020, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of common stock, par value $0.0001 (the “Founder Shares”). On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding (the “Dividend”), resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. Up to 450,000 Founder Shares are subject to forfeiture to the extent that the over-allotment option is not exercised in full by the underwriters. On January 15, 2021, the overallotment was exercised in full and all of the 450,000 shares are no longer subject to forfeiture.

Promissory Note — Related Party

An affiliate of the Company’s chief executive officer has agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of July 31, 2021 or the completion of the Initial Public Offering. As of March 31, 2021 and December 31, 2020, the Company had drawn down $125,000 under the promissory note to pay for offering expenses.

Due to Related Party

The Due to Related Party balance of $170,000 at December 31, 2020 was repaid in January 2021. As of March 31, 2021, the Due to Related Party balance of $10,000 represents the Administrative Support Expense  (defined below) for March 2021. For the three months ended March, 31, 2021 the Company has incurred an aggregate of $30,000 for administrative services for the three months ended March 31, 2021.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services (“Administrative Support Expense”). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March, 31, 2021 the Company has incurred an aggregate of $30,000 for administrative services as of March 31, 2021.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$138,002,920	$138,002,920	$-	$-

Liabilities:
Private Warrant Liability	$2,559,885	$-	$-	$2,559,885

The Private Warrants were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. Inherent in an options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of January 12, 2021, and March 31, 2021.

	March 31, 2021	January 12, 2021
Exercise price	$11.50	$11.50
Stock price	$9.70	$9.58
Expected volatility	11.7%	16.0%
Expected term (years)	5.50	5.71
Risk-free rate	1.04%	0.62%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants, a Level 3 liability, measured on a recurring basis.

Warrant Liability
Fair value, January 1, 2021	$-
Initial measurement on January 12, 2021, including over-allotment	3,861,737
Change in fair value	(1,301,852)
Fair value, March 31, 2021	$2,559,885

Note 8 — Commitments and Contingencies

Registration Rights

The holders of the founders’ shares and representative shares issued and outstanding on the date of the Initial Public Offering, as well as the holders of the Private Warrants (and the underlying shares) and any warrants the Company’s sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to the Company (and all underlying securities), are entitled to registration rights pursuant to an agreement signed prior to or on the effective date of this Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the founders’ shares, as well as the holders of the Private Warrants (and the underlying shares) can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the representative shares, and warrants issued to our sponsor, officers, directors or their affiliates in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. Notwithstanding anything to the contrary, EarlyBirdCapital Inc. (“EarlyBirdCapital”) may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a business combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of this Initial Public Offering. Additionally, we will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if EarlyBirdCapital introduces us to the target business with which we complete a business combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the registration statement.

Representative Shares

On October 1, 2020, the Company issued to designees of EarlyBirdCapital Inc. the 120,000 representative shares for nominal consideration. The Company estimated the fair value of the stock to be $1,200 based upon the price of the founder shares issued to the Sponsor and were treated as underwriters’ compensation and charged directly to stockholders’ equity. The holders of the representative shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of its initial business combination. In addition, the holders of the representative shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete an initial business combination within 18 months from the closing of this Initial Public Offering.

The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to Rule 5110(g)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(g)(1), these securities were not sold during the Initial Public Offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part or commencement of sales of the public offering, except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 99,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. At March 31, 2021 and December 31, 2020, there were 4,275,052 and 3,570,000, shares of common stock issued and outstanding, respectively, excluding 13,094,948 shares subject to possible redemption at March 31, 2021.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the common stock resulted in the issuance of common stock on a greater than one-to-one basis upon conversion of the common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to banks or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

Our entire activity since inception up to March 31, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2021, we had net income of $1,053,979, which consisted of $2,920 in interest earned from cash in the Trust Account, and $1,301,852 in an unrealized gain on change in fair value of warrants, offset by $250,793 in formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $0.5 million in our operating bank account, and working capital of approximately $0.5 million. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, all remaining cash held in the Trust Account is generally unavailable for the Company’s use and to pay taxes, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2021, none of the amount in the Trust Account was withdrawn as described.

On January 12, 2021, the Company consummated the IPO of 12,000,000 units at $10.00 per Unit, generating gross proceeds of $120,000,000.  Simultaneously with the closing of the IPO, the Company consummated the sale of 3,850,000 Private Warrants, at a price of $1.00 per warrant.

On January 15, 2021, the underwriters exercised the over-allotment option in full to purchase 1,800,000 Units, generating aggregate gross proceeds of $18,000,000. Simultaneously with the closing of the sale of the Over-allotment Units, the Company consummated the sale of an additional 360,000 Private Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $360,000.

Following the close of our IPO, $138,000,000 from the net proceeds of the sale of the units, the exercise of the over-allotment option and the sale of the private placement warrants was placed in a trust account established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs, and the loan under an unsecured promissory note from the Sponsor of $125,000. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

The Company believes that it could incur additional fees associated with transaction expenses and it may be required to request additional funding from the Sponsor, which is not obligated to do so. The company believes that the Sponsor is adequately capitalized to provide the associated funds in the form of a loan to the company at any time the company requests the funds. Since the Sponsor is not obligated to provide the source of funds that may be needed, the Company may not be able to obtain the additional financing required. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the next 12 months, if a business combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets of the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as our critical accounting policies:

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.

We account for the Public Warrants and Private Warrants collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

We account for the Private Warrants in accordance with ASC 815-40 under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Private Warrants has been estimated using the Monte Carlo simulation model.

We evaluated the Public Warrants and Rights in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for each period. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 10,210,000 shares of common stock in the aggregate.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the reclassification of the Private Warrants as described in this Quarterly Report on Form 10-Q, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2021, our disclosure controls and procedures were not effective: (i) ineffective controls over period end financial disclosure and reporting processes.

Our internal control over financial reporting did not result in the proper accounting classification of the Private Warrants which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in January 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to accounting for the Public Warrant and Private Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our final prospectus for our initial public offering as filed with the SEC on January 12, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Private Warrants. We evaluated the accounting treatment of our 4,210,000 Private Warrants, and determined to classify such warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

The Company’s accounting treatment of the 4,210,000 Private Warrants is based on its current interpretation of the SEC Statement and other guidance and may change in light of any further interpretive guidance, as may be applicable.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement on April 12, 2021, and after consultation with our management and our audit committee the Company concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited balance sheet as of January 12, 2021 to account for the Private Warrants as liabilities measured at fair value, rather than equity securities (the “Restatement”). See “—Certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.”  As a result of these events, which led to the Restatement, we have identified a material weakness in our internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Use of Proceeds

On January 12, 2021, the Company consummated the IPO of 12,000,000 units at $10.00 per Unit, generating gross proceeds of $120,000,000.  Simultaneously with the closing of the IPO, the Company consummated the sale of 3,850,000 Private Warrants, at a price of $1.00 per warrant.

On January 15, 2021, the underwriters exercised the over-allotment option in full to purchase 1,800,000 Units, generating aggregate gross proceeds of $18,000,000. Simultaneously with the closing of the sale of the Over-allotment Units, the Company consummated the sale of an additional 360,000 Private Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $360,000.

Following the close of our IPO, $138,000,000 from the net proceeds of the sale of the units, the exercise of the over-allotment option and the sale of the Private Warrants was placed in a trust account established for the benefit of our public stockholders and maintained by Continental Stock Transfer & Trust Company, as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in the Company’s final prospectus related to our initial public offering.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 2nd day of July 2021.

LIGHTJUMP ACQUISITION CORPORATION

By:	/s/ Robert Bennett
Name:	Robert Bennett
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Will Bunker
Name:	Will Bunker
Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)