Form 10-Q
period 2021-06-30
LIGHTJUMP ACQUISITION CORP
filed 2021-08-16
CIK 1825437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, there were 17,370,000 shares of common stock, par value $0.0001 per share issued and outstanding.

LIGHTJUMP ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

TABLE OF CONTENTS

LIGHTJUMP ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$337,603	$6,139
Deferred offering costs	-	306,259
Prepaid expenses	244,094	-
Total current assets	581,697	312,398
Investment held in Trust Account	138,006,361	-
Total Assets	$138,588,058	$312,398

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs	$-	$5,000
Accrued operating expenses	726,854	-
Promissory note - related party	125,000	125,000
Due to related party	10,000	170,000
Total current liabilities	861,854	300,000
Warrant liability	3,644,972	-
Total liabilities	4,506,826	300,000

Commitments and Contingencies
Common stock subject to possible redemption, 12,908,123 shares and 0 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	129,081,231	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 99,000,000 shares authorized; 4,456,877 shares and 3,570,000 shares issued and outstanding (excluding 12,913,123 shares and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	447	357
Additional paid-in capital	5,827,632	25,843
Accumulated deficit	(828,078)	(13,802)
Total Stockholders’ Equity	5,000,001	12,398
Total Liabilities and Stockholders’ Equity	$138,588,058	$312,398

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Formation and operating costs	$786,609	$1,037,402
Loss from operations	(786,609)	(1,037,402)

Other income (expense)
Change in fair value of warrant liability	(1,085,087)	216,765
Trust interest income	3,441	6,361
Total other income (loss)	(1,081,646)	223,126

Net loss	$(1,868,255)	$(814,276)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	13,094,948	12,256,286
Basic and diluted net loss per share, common stock subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, common stock, non-redeemable	4,275,052	4,955,257
Basic and diluted net loss per share, non-redeemable	$(0.44)	$(0.16)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	3,570,000	$357	$25,843	$(13,802)	$12,398
Sale of 13,800,000 Units through public offering and over-allotment, net of offering costs	13,800,000	1,380	134,533,467	-	134,534,847
Sale of 4,210,000 Private Placement Warrants, net of fair value of warrant liability	-	-	348,263	-	348,263
Net loss	-	-	-	(814,276)	(814,276)
Reclassification of common stock subject to possible redemption	(12,908,123)	(1,290)	(129,079,941)	-	(129,081,231)

Balance as of June 30, 2021	4,461,877	$447	$5,827,632	$(828,078)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained Earnings/	Total Stockholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance as of March 31, 2021	4,275,000	$428	$3,959,402	$1,040,177	$5,000,007
Net loss	-	-	-	(1,868,255)	(1,868,255)
Change in common stock subject to possible redemption	186,825	19	1,868,230	-	1,868,249

Balance as of June 30, 2021	4,461,877	$447	$5,827,632	$(828,078)	$5,000,001

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the six months ended June 30, 2021

Cash flows from Operating Activities:
Net loss	$(814,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(216,765)
Interest earned on cash and marketable securities held in Trust Account	(6,361)
Changes in current assets and current liabilities:
Prepaid expenses	(244,094)
Accrued operating expenses	726,854
Due to related party	(160,000)
Net cash used in operating activities	(714,642)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(138,000,000)
Net cash used in investing activities	(138,000,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriting fees	135,240,000
Proceeds from Private Placement Warrants	4,210,000
Payment of offering costs	(403,894)
Net cash provided by financing activities	139,046,106

Net change in cash	331,464
Cash, beginning of the period	6,139
Cash, end of the period	$337,603

Supplemental disclosure of noncash investing and financing activities:
Initial value of common stock subject to possible redemption	$112,670,938
Change in value of common stock subject to possible redemption	$16,410,293
Initial classification of warrant liability	$3,531,517

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. All activity from July 28, 2020 (inception) through June 30, 2021, relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (“IPO”) and will recognize changes in the fair value of its warrant liability as other income (expense).

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 3,850,000 warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant (the “Private Placement”), which is discussed in Note 4.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $337,603 in its operating bank account and a working capital deficit of $280,157.

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) in exchange for the Founder Shares to cover certain offering costs, and a loan under an unsecured promissory note from the Sponsor of $125,000 (see Note 5). Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 12, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents at June 30, 2021 or December 31, 2020.

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

At June 30, 2021, the assets held in the Trust Account consisted of mutual funds in the amount of $138,006,361 and the Company had not withdrawn any of the interest income from the Trust Account to pay its tax obligations for the period from July 28, 2020 to June 30, 2021. The mutual funds held in the Trust Account were available for sale and reported at fair value.

The carrying value and fair value of mutual funds held in Trust Account on June 30, 2021 are as follows:

	Carrying Value as of June 30, 2021	Fair Value as of June 30, 2021
U.S. Money Market	$138,006,361	$138,006,631
	$138,006,361	$138,006,361

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding for each period. The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants and the inclusion of such warrants would be anti-dilutive The warrants are exercisable to purchase 10,210,000 shares of common stock in the aggregate.

The Company’s statement of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per common share. Net loss per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net loss per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for loss attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the Founder shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Common stock subject to possible redemption
Numerator: net income allocable to common stock subject to possible redemption
Interest income on marketable securities held in trust	$3,265	$5,649
Less: interest available to be withdrawn for payment of taxes	(3,265-)	(5,649-)
Net income allocable to common stock subject to possible redemption	$-	$-
Denominator: Weighted average redeemable common stock
Redeemable common stock, basic and diluted	13,094,948	12,256,286
Basic and diluted net income per share, redeemable common stock	$0.00	$0.00

Non-redeemable common stock
Numerator: net loss minus redeemable net earnings
Net loss	$(1,868,255)	$(814,276)
Redeemable net earnings	-	-
Non-redeemable net loss	$(1,868,255)	$(814,276)
Denominator: Weighted average non-redeemable basic and diluted weighted average shares outstanding, common stock	4,275,052	4,955,257
Basic and diluted net income per share, common stock	$(0.44)	$(0.16)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. The Company determined the Public Warrants qualified for equity treatment, and accordingly, as of June 30, 2021, offering costs in the aggregate of $3,465,153 have been charged to stockholders’ equity (consisting of $2,760,000 of underwriting fees and $705,153 of other offering costs).

Warrant Liability

The Company accounts for the Public Warrants and Private Warrants (as defined in Note 1, 3 and 4) collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 815, “Derivatives and Hedging”. The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

The Company accounts for the Private Warrants in accordance with ASC 815-40 under which the Private Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Private Warrants has been estimated using the Monte Carlo simulation model. See Note 6 for further discussion of the pertinent terms of the Warrants used to determine the value of the Private Warrants.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the six months ended June 30, 2021.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is reviewing what impact, if any, adoption may have on the financial statements.

Recent Accounting Standards

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 5 — Related Party Transactions

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

Promissory Note — Related Party

An affiliate of the Company’s chief executive officer has agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on demand. As of both June 30, 2021 and December 31, 2020, the Company had drawn down $125,000 under the promissory note to pay for offering expenses.

Due to Related Party

The Due to Related Party balance of $170,000 at December 31, 2020 was repaid in January 2021. As of June 30, 2021, the Due to Related Party balance of $10,000 represents the Administrative Support Expense (defined below) for June 2021. For the six months ended June 30, 2021 the Company has incurred an aggregate of $60,000 for administrative services.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services (“Administrative Support Expense”). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2021 the Company has incurred an aggregate of $60,000 for administrative services as of March 31, 2021.

Note 6 —Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$138,006,361	$138,006,361	$-	$-
Liabilities:
Private Warrant Liability	$3,644,972	$-	$-	3,644,972

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

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of January 12, 2021 (initial measurement), and June 30, 2021.

	June 30, 2021	January 12, 2021
Exercise price	$11.50	$11.50
Share price	$9.77	$9.58
Volatility	15.2%	16.0%
Expected life	5.45	5.71
Risk-free rate	0.95%	0.62%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

Warrant Liability
Fair value, January 1, 2021	$-
Initial measurement on January 12, 2021, including over-allotment	3,861,737
Gain on change in fair value	(216,765)
Fair value, June 30, 2021	$3,644,972

Note 7 — Commitments and Contingencies

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with our business combination to assist in holding meetings with stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the business combination, assist in obtaining stockholder approval for the business combination and assist with press releases and public filings in connection with the business combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of the business combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering. Additionally, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if EarlyBirdCapital introduces the Company to the target business with which it completes the business combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the registration statement. As of June 30, 2021 and December 31, 2020, these fees are not accrued.

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

Note 8 – Warrants

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

Private Warrants

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

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 99,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. At June 30, 2021 and December 31, 2020, there were 4,461,877 and 3,570,000, shares of common stock issued and outstanding, respectively, excluding 12,908,123 shares subject to possible redemption at June 30, 2021.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the six months ended June 30, 2021, we had a net loss of $814,276, which consisted of $6,361 in interest earned from cash in the Trust Account, and $216,765 in an unrealized gain on change in fair value of warrants, offset by $1,037,402 in formation and operating costs.

For the three months ended June 30, 2021, we had a net loss of $1,868,255, which consisted of $3,441 in interest earned from cash in the Trust Account, offset by $1,085,087 in an unrealized loss on change in fair value of warrants, and $786,609 in formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2021, we had $337,603 in our operating bank account, and a working capital deficit of approximately $280,157. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, all remaining cash held in the Trust Account is generally unavailable for the Company’s use and to pay taxes, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2021, none of the amount in the Trust Account was withdrawn as described.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company is reviewing what impact, if any, adoption will have on the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the reclassification of the Private Warrants as described in this Quarterly Report on Form 10-Q, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2021, our disclosure controls and procedures were not effective: (i) ineffective controls over period end financial disclosure and reporting processes.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August 2021.

LIGHTJUMP ACQUISITION CORPORATION

By:	/s/ Robert Bennett
Name:	Robert Bennett
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Will Bunker
Name:	Will Bunker
Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)

