Form 10-Q
period 2021-09-30
LIGHTJUMP ACQUISITION CORP
filed 2021-11-22
CIK 1825437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of November 18, 2021, there were 17,370,000 shares of common stock, par value $0.0001 per share issued and outstanding.

LIGHTJUMP ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of September 30, 2021 and December 31, 2020	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from July 28, 2020 (inception) through September 30, 2020	2

	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2021 and for the period from July 28, 2020 (inception) through September 30, 2020	3-5

	Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from July 28, 2020 (inception) through September 30, 2020	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

i

PART I — FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash	$219,458	$6,139
Deferred offering costs	-	306,259
Prepaid expenses	136,592	-
Total current assets	356,050	312,398
Investment held in Trust Account	138,009,840	-
Total Assets	$138,365,890	$312,398

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs	$-	$5,000
Accrued operating expenses	834,039	-
Promissory note - related party	125,000	125,000
Due to related party	10,000	170,000
Total current liabilities	969,039	300,000
Warrant liability	2,447,545	-
Total liabilities	3,416,584	300,000

Commitments and Contingencies
Common stock subject to possible redemption, 13,800,000 shares and 0 shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	138,000,000	-

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 99,000,000 shares authorized; 3,570,000 shares issued and outstanding (excluding 13,800,000 shares and 0 shares subject to possible redemption as of September 30, 2021 and December 31, 2020, respectively)	357	357
Additional paid-in capital	-	25,843
Accumulated deficit	(3,051,051)	(13,802)
Total Stockholders’ (Deficit) Equity	(3,050,694)	12,398
Total Liabilities and Stockholders’ (Deficit) Equity	$138,365,890	$312,398

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Nine Months Ended	For the period from July 28, 2020 (inception) through
	September 30,	September 30,	September 30,
	2021	2021	2020
Formation and operating costs	$332,832	$1,370,234	$11,816
Loss from operations	(332,832)	(1,370,234)	(11,816)

Other income (expense)
Change in fair value of warrant liability	1,197,427	1,414,192	-
Trust interest income	3,479	9,840	-
Total other income	1,200,906	1,424,032	-

Net income (loss)	$868,074	$53,798	$(11,816)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	13,800,000	13,224,176	-
Basic and diluted net income per share	$0.05	$0.00	$-
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,570,000	3,546,923	3,450,000
Basic and diluted net income (loss) per share	$0.05	$0.00	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2021, as restated (see Note 2)	3,570,000	357	-	(3,919,125)	(3,918,768)
Net income	-	-	-	868,074	868,074
Balance as of September 30, 2021	3,570,000	$357	$-	$(3,051,051)	$(3,050,694)

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	3,570,000	$357	$25,843	$(13,802)	$12,398
Sale of 4,210,000 Private Placement Warrants, net of fair value of warrant liability	-	-	348,263	-	348,263
Remeasurement of common stock subject to possible redemption (As Restated, See Note 2)	-	-	(374,106)	(3,091,047)	(3,465,153)
Net income	-	-	-	53,798	53,798
Balance as of September 30, 2021	3,570,000	$357	$-	$(3,051,051)	$(3,050,694)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 28, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of July 28, 2020 (inception)	-	$-	$-	$-	$-
Sale of Founder Shares to Sponsor	3,450,000	345	24,655	-	25,000
Net loss	-	-	-	(11,816)	(11,816)
Balance as of September 30, 2020	3,450,000	$345	$-	$(11,816)	$13,184

The accompanying notes are an integral part of these unaudited condensed financial statements

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,	For the period from July 28, 2020 (inception) through September 30,
	2021	2020
Cash flows from Operating Activities:
Net income (loss)	$53,798	$(11,816)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(1,414,192)	-
Interest earned on cash and marketable securities held in Trust Account	(9,840)	-
Changes in current assets and current liabilities:
Prepaid expenses	(136,592)	-
Accrued operating expenses	834,039	11,816
Due to related party	(160,000)	-
Net cash used in operating activities	(832,787)	-

Cash Flows from Investing Activities:
Purchase of investment held in Trust	(138,000,000)	-
Net cash used in investing activities	(138,000,000)	-

Cash flows used by financing activities:
Proceeds from initial public offering, net of underwriters’ fees	135,240,000	-
Proceeds from issuance of Private Placement Warrants	4,210,000	-
Payment of deferred offering costs	(403,894)	-
Proceeds from initial stockholder	-	25,000
Net cash used by financing activities	139,046,106	25,000

Net change in cash	213,319	25,000
Cash, beginning of the period	6,139	-
Cash, end of the period	$219,458	$25,000

Supplemental disclosure of noncash investing and financing activities:
Initial value of common stock subject to possible redemption	$138,000,000	$-
Initial classification of warrant liability	$3,531,517	$-
Deferred offering costs included in accrued offering costs and expense	$-	$161,484

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

As of September 30, 2021, the Company had not commenced any operations. All activity from July 28, 2020 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (“IPO”) and will recognize changes in the fair value of its warrant liability as other income (expense).

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $219,458 in its operating bank account and a working capital deficit of $612,989.

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

The Company believes that it could incur additional fees associated with transaction expenses and it may be required to request additional funding from the Sponsor, which is not obligated to do so. The Company believes that the Sponsor is adequately capitalized to provide the associated funds in the form of a loan to the Company at any time the Company requests the funds. Since the Sponsor is not obligated to provide the source of funds that may be needed, the Company may not be able to obtain the additional financing required. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the next 12 months from the date of issuance of this report, if a business combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets of the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2 — Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the Company’s public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient Public Shares that do not redeem at the merger and so the Company classified a portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-S99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of January 12, 2021, March 31, 2021 and June 30, 2021 should be restated to report all public shares as temporary equity due to a misapplication in the guidance around complex accounting for financial instruments. As such the Company is restating those periods in this Quarterly Report.

Impact of the Restatement

The following tables summarize the effect of the restatement on each balance sheet line item, statement of operations line item, statement of cash flows line item, and statement of changes in stockholders’ equity as of the dates indicated:

	As Reported	Adjustment	As Restated
Balance Sheet as of January 12, 2021

Common Stock subject to possible redemption ($)	$112,670,938	$7,329,062	$120,000,000

Common stock, $0.0001 par value	430	(73)	357
Additional Paid in Capital	5,012,678	(5,012,678)	-
Accumulated Deficit	(13,106)	(2,316,311)	(2,329,417)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(7,329,062)	$(2,329,060)
Number of shares subject to redemption	11,267,094	732,906	12,000,000
Number of shares not subject to redemption	4,302,906	(732,906)	3,570,000

	As Reported	Adjustment	As Restated
Financial Statements as of March 31, 2021

Condensed Balance Sheet (unaudited)
Common Stock subject to possible redemption ($)	$130,949,480	$7,050,520	$138,000,000

Common stock, $0.0001 par value	428	(71)	357
Additional Paid in Capital	3,959,402	(3,959,402)	-
Accumulated Deficit	1,040,177	(3,091,047)	(2,050,870)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(7,050,520)	$(2,050,513)
Number of shares subject to redemption	13,094,948	705,052	13,800,000
Number of shares not subject to redemption	4,275,052	(705,052)	3,570,000

Condensed Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding, common stock subject to possible redemption	11,267,094	766,614	12,033,708
Basic and diluted net income per share	$0.00	$0.07	$0.07
Weighted average shares outstanding, non-redeemable common stock	5,663,329	(2,182,992)	3,480,337
Basic and diluted net income per share	$0.19	$(0.12)	$0.07

Condensed Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021 (unaudited)
Common Stock - Shares	4,275,052	(705,052)	3,570,000
Sale of 13,800,000 Units sold through public offering and over-allotment, net of offering costs	$134,534,487	$(134,534,847)	$-
Reclassification of common stock subject to possible redemption	$(130,949,480)	$130,949,480	$-
Remeasurement of common stock subject to possible redemption	$-	$(3,465,153)	$(3,465,153)
Additional paid-in capital	$3,959,402	$(3,959,402)	$-
Accumulated deficit	$1,040,177	$(3,091,047)	$(2,050,870)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(7,050,520)	$(2,050,513)

Condensed Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Initial value of common stock subject to possible redemption	$112,670,938	$25,329,062	$138,000,000
Change in value of common stock subject to possible redemption	$18,278,542	$(18,278,542)	$-

	As Reported	Adjustment	As Restated
Financial Statements as of June 30, 2021

Condensed Balance Sheet (unaudited)
Common Stock subject to possible redemption ($)	$129,081,231	$8,918,769	$138,000,000

Common stock, $0.0001 par value	447	(89)	358
Additional Paid in Capital	5,827,632	(5,827,632)	-
Accumulated Deficit	(828,078)	(3,091,048)	(3,919,126)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(8,918,770)	$(3,918,769)
Number of shares subject to redemption	12,908,123	891,877	13,800,000
Number of shares not subject to redemption	4,461,877	(891,877)	3,570,000

Condensed Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, common stock subject to possible redemption	13,094,948	705,052	13,800,000
Basic and diluted net loss per share	$0.00	$(0.11)	$(0.11)
Weighted average shares outstanding, non-redeemable common stock	4,275,052	(705,052)	3,570,000
Basic and diluted net loss per share	$(0.44)	$0.33	$(0.11)

Condensed Statement of Operations for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, common stock subject to possible redemption	12,256,286	670,381	12,926,667
Basic and diluted net loss per share	$0.00	$(0.05)	$(0.05)
Weighted average shares outstanding, non-redeemable common stock	4,955,257	(1,429,590)	3,525,667
Basic and diluted net loss per share	$(0.16)	$0.11	$(0.05)

Condensed Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2021 (unaudited)
Common Stock - Shares	4,461,877	(891,877)	3,570,000
Sale of 13,800,000 Units sold through public offering and over-allotment, net of offering costs	$134,534,847	$(134,534,847)	-
Reclassification of common stock subject to possible redemption	$(129,081,231)	$129,081,231	-
Remeasurement of common stock subject to possible redemption	$-	$(3,465,153)	(3,465,153)
Additional paid-in capital	$5,827,632	$(5,827,632)	-
Accumulated Deficit	$(828,078)	$(3,091,048)	(3,919,126)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(8,918,770)	(3,918,769)

Condensed Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)
Initial value of common stock subject to possible redemption	$112,670,938	$25,329,062	$138,000,000
Change in value of common stock subject to possible redemption	$16,410,293	$(16,410,293)	$-

(1)	The changes to the Common stock, Additional Paid-in Capital, Accumulated Deficit and Total Stockholders’ Equity (Deficit) line items shown in the Balance Sheet are also included in the restatement to the Statement of Changes in Stockholders’ Equity

Note 3 — Basis of Presentation and Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on January 12, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents at September 30, 2021 or December 31, 2020.

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

At September 30, 2021, the assets held in the Trust Account consisted of mutual funds in the amount of $138,009,840 and the Company had not withdrawn any of the interest income from the Trust Account to pay its tax obligations for the period from July 28, 2020 to September 30, 2021. The mutual funds held in the Trust Account were available for sale and reported at fair value.

The carrying value and fair value of mutual funds held in Trust Account on September 30, 2021 are as follows:

	Carrying Value	Fair Value
U.S. Money Market	$138,009,840	$138,009,840

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company’s condensed statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net income (loss), allocated proportionally to each class of common stock, attributable to the Company by the weighted average number of shares of redeemable common stock and non-redeemable common stock outstanding.

The Company did not include the warrants as they are anti-dilutive. As a result, diluted income per share is the same as basic income per share for the period presented.

Accordingly, basic and diluted income (loss) per common share is calculated as follows:

	For the Three Months ended September 30, 2021	For the Nine Months ended September 30, 2021
Common stock subject to possible redemption
Numerator:
Net income allocable to common stock subject to possible redemption	$689,662	$42,420
Denominator:
Weighted average redeemable common stock, basic and diluted	13,800,000	13,224,176
Basic and diluted net income per share, redeemable common stock	$0.05	$0.00

Non-redeemable common shares
Numerator:
Net income allocable to common stock not subject to redemption	$178,412	$11,378
Denominator:
Weighted average non-redeemable common stock, basic and diluted	3,570,000	3,546,923
Basic and diluted net income per share, common stock	$0.05	$0.00

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. The Company determined the Public Warrants qualified for equity treatment, and accordingly, as of September 30, 2021, offering costs in the aggregate of $3,465,153 have been charged to stockholders’ equity (consisting of $2,760,000 of underwriting fees and $705,153 of other offering costs).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the nine months ended September 30, 2021.

Recently Accounting Standards

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

Note 6 — Related Party Transactions

Founder Shares

On September 11, 2020, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs in consideration for 2,875,000 shares of common stock, par value $0.0001 (the “Founder Shares”). On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding (the “Dividend”), resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. Up to 450,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. On January 15, 2021, the overallotment was exercised in full and all of the 450,000 shares were no longer subject to forfeiture.

Promissory Note — Related Party

An affiliate of the Company’s chief executive officer has agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on demand. As of both September 30, 2021 and December 31, 2020, the Company had drawn down $125,000 under the promissory note to pay for offering expenses.

Due to Related Party

The Due to Related Party balance of $170,000 at December 31, 2020 was repaid in January 2021. As of September 30, 2021, the Due to Related Party balance of $10,000 represents the Administrative Support Expense (defined below) for September 2021. For the nine months ended September 30, 2021 the Company has incurred an aggregate of $90,000 for administrative services.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services (“Administrative Support Expense”). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the nine months ended September 30, 2021 the Company has incurred an aggregate of $90,000 for administrative services as of September 30, 2021.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$138,009,840	$138,009,840	$-	$-
Liabilities:
Private Warrant Liability	$2,447,545	$-	$-	2,447,545

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

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of January 12, 2021 (initial measurement), and September 30, 2021.

	September 30, 2021	January 12, 2021
Exercise price	$11.50	$11.50
Share price	$9.85	$9.58
Volatility	10.7%	16.0%
Expected life	5.45	5.71
Risk-free rate	1.06%	0.62%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

Warrant Liability
Fair value, January 1, 2021	$-
Initial measurement on January 12, 2021, including over-allotment	3,861,737
Change in fair value	(1,414,192)
Fair value, September 30, 2021	$2,447,545

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with our business combination to assist in holding meetings with stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the business combination, assist in obtaining stockholder approval for the business combination and assist with press releases and public filings in connection with the business combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of the business combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering. Additionally, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if EarlyBirdCapital introduces the Company to the target business with which it completes the business combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the registration statement. As of September 30, 2021 and December 31, 2020, these fees are not accrued.

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

Note 9 — Warrants

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

Note 10 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 99,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. At September 30, 2021 and December 31, 2020, there were 3,570,000 shares of common stock issued and outstanding, excluding 13,800,000 and 0 shares subject to possible redemption at September 30, 2021 and December 31, 2020, respectively.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the nine months ended September 30, 2021, we had net income of $53,798, which consisted of $9,840 in interest earned from cash in the Trust Account, and $1,414,192 in an unrealized gain on change in fair value of warrants, offset by $1,370,234 in formation and operating costs.

For the three months ended September 30, 2021, we had net income of $868,074, which consisted of $3,479 in interest earned from cash in the Trust Account, and $1,197,427 in an unrealized gain on change in fair value of warrants, offset by $332,832 in formation and operating costs.

For the period from July 28, 2020 (inception) through September 30, 2020, we had a net loss of $11,816, which consisted entirely of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $0.2 million in our operating bank account, and a working capital deficit of approximately $0.6 million. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, all remaining cash held in the Trust Account is generally unavailable for the Company’s use and to pay taxes, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of September 30, 2021, none of the amount in the Trust Account was withdrawn as described.

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

We account for the Public Warrants and Private Warrants collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

Net Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. We have two classes of shares, redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes. Our condensed statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net income (loss), allocated proportionally to each class of common stock, by the weighted average number of shares of redeemable common stock and non-redeemable common stock outstanding. We do not include our warrants as they are anti-dilutive. As a result, diluted income per share is the same as basic income per share for the period presented.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the previous material weakness in our internal control over financial reporting described in this Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on July 2, 2021, as well as the restatements of our January 12, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable common stock described below. These material weaknesses were in internal control for accounting for complex financial instruments. As such, they will be referred to together as the material weakness. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as well as the Company’s balance sheet included on the Company's Form 8-K, which was restated for material weakness noted in the first quarter Form 10-Q filing and again for the material weakness noted in the current Form 10-Q, these were necessitated by the fact that the Company’s common stock subject to possible redemption contain certain redemption provisions not solely within the control of the Company that requires common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the common stock subject to redemption in permanent equity. The Company restated its financial statements to classify all common stock subject to redemption as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on April 15, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (*)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (*)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (*)

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of November 2021.

LIGHTJUMP ACQUISITION CORPORATION

By:	/s/ Robert Bennett
Name:	Robert Bennett
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Will Bunker
Name:	Will Bunker
Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)