Form 10-K
period 2021-12-31
LIGHTJUMP ACQUISITION CORP
filed 2022-04-12
CIK 1825437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2021, based upon the closing price of $10.11 of the Registrant’s common stock as reported on the Nasdaq Capital Market, was approximately $139,518,000. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 6, 2022, there were 17,370,000 shares of common stock, par value $0.0001 per share issued and outstanding.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●

We identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner;

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern;”

●	Our warrants are accounted for as liabilities and changes in the value of our warrants could have a material effect on our financial results;

●	recently formed company without an operating history;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our sponsor’s indemnification obligations;

●	dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors;

●	dependence on a single target business with a limited number of products or services;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our initial stockholders controlling a substantial interest in us;

●	warrants’ and founder shares’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	adverse effect of registration rights on the market price of our common stock;

●	impact of COVID-19 and related risks;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations; tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated certificate of incorporation.

PART I

Item 1. Business

Introduction

We are a blank check company incorporated on July 28, 2020 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we are focusing our search on technology or technology enabled businesses that directly or indirectly offer specific technology solutions or broader technology software and services.

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

Financial Position

With funds available for an initial business combination in the amount of $138,013,319 as of December 31, 2021 subject to payment of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 5,115,001 or 37% of the public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted and our sponsor, officers and directors do not purchase any public shares) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until July 12, 2022.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until 18 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by July 12, 2022.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by July 12, 2022 from the closing of our initial public offering. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 12, 2022 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares unless our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $137,163 of cash held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 12, 2022 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 12, 2022, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by July 12, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following July 12, 2022 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 12, 2022 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by July 12, 2022, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Risks Relating to Restatement of Our Previously Issued Financial Statements

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

Following the issuance of the SEC Staff Statement on April 12, 2021, and after consultation with our management and our audit committee the Company concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited balance sheet as of January 12, 2021 and our unaudited financial statements for the three months ended March 31, 2021 and for the six months ended June 30, 2021 to account for the Private Warrants as liabilities measured at fair value, rather than equity securities (the “Restatement”). See “—Certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have a material effect on our financial results.”  As a result of these events, which led to the Restatement, we have identified a material weakness in our internal control over financial reporting.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by July 12, 2022. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that if the Company is unable to complete a Business Combination by July 12, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “LJAQU,” “LJAQ,” and “LJAQW,” respectively. Our units commenced public trading on January 12, 2021, and our common stock and warrants commenced public trading on November 2, 2020.

(b) Holders

On April 6, 2022, there were 20 holders of record of our common stock.

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

Item 6. [Reserved]

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 28, 2020 (inception) to December 31, 2021 were organizational activities and those necessary to consummate our initial public offering. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after our initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $93,808 which consists of formation costs amounting to $1,716,659, and loss from change in fair value of overallotment liability amounting to $54,000 offset by the change in fair value of warrant liability amounting to $1,663,532, and trust interest income amounting to $13,319.

For the period ended from July 28,2020 (inception) through December 31, 2020, we had a net loss of $13,802 which consists of formation costs.

Liquidity, Capital Resources and Going Concern

As of December 31, 2021, we had $137,163 in cash. Until the consummation of our initial public offering, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the Founder Shares, and unsecured loans and advances in an aggregate of $385,000 from related parties.

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

We anticipate that the $137,163 held outside of the trust account as of December 31, 2021, might not be sufficient to allow us to operate until July 12, 2022, the period it has to consummate an initial business combination, assuming that a business combination is not consummated during that time. Until consummation of our business combination, we will be using the funds not held in the trust account, and any additional Working Capital Loans from the initial stockholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

We are required to complete its Initial Business Combination within 18 months from the date of IPO (January 12, 2021).

If the we are unable to complete its initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the our remaining stockholder and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. It is not certain that The Company would be able to complete a business combination with the period of Initial Business Combination and Company cannot assure that it will have funds sufficient to pay or provide for creditors’ claims..

These conditions raise substantial doubt about our ability to continue as a going concern through the next 12 months, if a business combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets of the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative services. We began incurring these fees on January 12, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination and the Company’s liquidation. For the December 31, 2021 the Company has incurred an aggregate of $120,000 for administrative services which is included in the amount due to related parties as of December 31, 2021.

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

Derivative Warrant Liabilities

We issued an aggregate of 9,850,000 warrants in connection with our initial public offering and private placement. We account for the Private Warrants in accordance with ASC 815-40 under which the Private Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Private Warrants has been estimated using the Monte Carlo simulation model. We evaluated the Public Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

Recent Accounting Standards

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have a processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of our company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and disbursement are being made only in accordance with authorizations of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021 because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by us was not effectively designed or maintained. This material weakness resulted in the restatement of our (i) balance sheet as of January 12, 2021 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with SEC on January 20, 2021 and (ii) unaudited financial statements for the three months ended March 31, 2021 and for the six months ended June 30, 2021 contained in our Quarterly Reports on Form 10-Q filed with the SEC on July 2, 2021 and August 16, 2021, respectively.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established pursuant to the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has made changes in the Company’s internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this report, our current directors and executive officers are as follows:

Name	Age	Title
Robert M. Bennett	58	Chairman and Chief Executive Officer
William W. Bunker	52	Vice-Chairman and Chief Financial Officer
Eric Ver Ploeg	56	President
Patrick Brandt	49	Vice President of Acquisitions
James W. Keyes	66	Director
Jeffrey A. Rich	61	Director
Andrew D. Hamer	58	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the period from July 28, 2020 (inception) through December 31, 2021, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 6, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares, by:

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

In September, 2020, our Sponsor paid $25,000 in cash, or approximately $0.009 per share in consideration for 2,875,000 shares of common stock, par value $0.0001. On January 11, 2021, the Company effected the dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. Up to 450,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. In connection with the underwriters’ full exercise of the over-allotment option on January 15, 2021, the 450,000 founder shares were no longer subject to forfeiture.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned		Number of Shares Beneficially Owned		Percentage(2)
Robert M. Bennett	—		3,450,000	(3)	96.64%
William W. Bunker	—	(4)	—	(4)	—	(4)
Eric Ver Ploeg	—	(4)	—	(4)	—	(4)
Patrick Brandt	—	(4)	—	(4)	—	(4)
James W. Keyes	—	(4)	—	(4)	—	(4)
Jeffrey A. Rich	—	(4)	—	(4)	—	(4)
Andrew D. Hamer	—	(4)	—	(4)	—	(4)
All directors and executive officers as a group (seven individuals)	—		—		—
LightJump One Founders, LLC 14755 Preston Road, Suite 520 Dallas, TX 75254	—		3,450,000		96.64%
All executive officers and directors as a group (7 individuals)

(1)	Unless otherwise noted, the business address of each of the entities or individuals listed above is c/o LightJump Acquisition Corporation, 14755 Preston Road, Suite 520, Dallas, TX 75254.

(2)	Percentage of ownership is based on 17,370,000 shares of our common stock issued and outstanding as of April 6, 2022. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(3)	Represents securities held by LightJump One Founders, LLC, our sponsor, of which Robert M. Bennett is the managing member. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Mr. Bennett. Mr. Bennet disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest.

(4)	Does not include any securities held by LightJump One Founders, LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In September, 2020, the Sponsor paid $25,000 in cash, or approximately $0.009 per share, to the Company in consideration for 2,875,000 shares of common stock, par value $0.0001. On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding (the “Dividend”), resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. Up to 450,000, Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. In connection with the underwriters’ full exercise of the over-allotment option on January 15, 2021, the 450,000 founder shares were no longer subject to forfeiture.

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

Advances from Related Party

As of December 31, 2021, we have received $270,000 in advances from our Sponsor of which $260,000 remains unpaid, including $10,000 accrued for the administrative support fee. These advances are due on demand.

Promissory Note — Related Party

On September 30, 2020, the Company issued an unsecured promissory note to an affiliate of the Company’s chief executive officer, pursuant to which the Company may borrow up to an aggregate principal amount of $150,000 to be used for a portion of the expenses of our initial public offering. This loan is non-interest bearing, unsecured and due at the earlier of July 31, 2021 or the closing of our initial public offering. The loan will be repaid upon the closing of our initial public offering out of offering proceeds not held in the Trust Account. As of December 31, 2020, the Company had borrowed $125,000 under the promissory note with the Sponsor which is still outstanding as of December 31, 2021.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date of our initial public offering, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $120,000 for administrative expenses which is still outstanding.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our annual report on Form 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2021, including services in connection with our Initial Public Offering totaled $125,560. The above amounts include procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We paid Marcum $4,893 for tax planning and tax advice during the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for other services during the year ended December 31, 2021.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements: See “Index to Financial Statements” in Part II, Item 8 of this annual report on Form 10-K.

2.	Financial Statement Schedule: Not applicable.

3.	Exhibits: The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement. (2)
1.2	Form of Business Combination Marketing Agreement.(2)
3.1	Certificate of Incorporation.(2)
3.2	Amended and Restated Certificate of Incorporation. (1)
3.3	Bylaws.(2)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)
4.5	Description of Registered Securities.*
10.1	Form of Letter Agreement from each of the Registrant’s officers, directors and sponsor.(2)
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)
10.3	Promissory Note.(2)
10.4	Form of Registration Rights Agreement.(2)
10.5	Form of Subscription agreement for private warrants by LightJump One Founders, LLC.(2)
10.6	Form of Stock Escrow Agreement.(2)
10.7	Form of Administrative Services Agreement.(2)
10.8	Form of Indemnification Agreement.(2)
14	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 20, 2021.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1/A, filed with the SEC on December 30, 2020.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2022.

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

Name	Position	Date

/s/ Robert M. Bennett	Chairman, Chief Executive Officer	April 12, 2022
Robert M. Bennett	(Principal Executive Officer)

/s/ William W. Bunker	Vice Chairman and Chief Financial Officer	April 12, 2022
William W. Bunker	(Principal Financial Officer and Principal Accounting Officer)

/s/ James W. Keyes	Director	April 12, 2022
James W. Keyes

/s/ Jeffrey A. Rich	Director	April 12, 2022
Jeffrey A. Rich

/s/ Andrew D. Hamer	Director	April 12, 2022
Andrew D. Hamer

LIGHTJUMP ACQUISITION CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

LightJump Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LightJump Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from July 28, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 28, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY

April 12, 2022

LIGHTJUMP ACQUISITION CORPORATION

BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31, 2021

	December 31, 2021	December 31, 2020

Assets
Cash	$137,163	$6,139
Deferred offering costs	—	306,259
Prepaid expenses	19,030	—
Total current assets	156,193	312,398
Investment held in Trust Account	138,013,319	—
Total Assets	$138,169,512	$312,398

Liabilities, Redeemable Common Stock, and Stockholders’ (Deficit) Equity
Current liabilities:
Accrued operating expenses	730,607	—
Due to related party	260,000	170,000
Promissory note - related party	125,000	125,000
Accrued offering costs	—	5,000
Total current liabilities	1,115,607	300,000
Warrant liability	2,198,205	-
Total liabilities	$3,313,812	$300,000

Commitments and Contingencies (Note 7)
Common stock subject to possible redemption, 13,800,000 shares and 0 shares at redemption value of $10.00 as of December 31, 2021 and 2020, respectively	138,000,000	—

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 3,570,000 shares issued and outstanding (excluding 13,800,000 shares and 0 shares subject to possible redemption as of December 31, 2021 and 2020, respectively)	357	357
Additional paid-in capital	—	25,843
Accumulated deficit	(3,144,657)	(13,802)
Total Stockholders’ (Deficit) Equity	(3,144,300)	12,398
Total Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity	$138,169,512	$312,398

The accompanying notes are an integral part of these financial statements.

LIGHTJUMP ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JULY 28, 2020 THROUGH DECEMBER 31, 2020

AND DECEMBER 31, 2021

	For the Year Ended	For the period from July 28, 2020 (inception) through
	December 31,	December 31,
	2021	2020
Formation and operating costs	$1,716,659	$13,802
Loss from operations	(1,716,659)	(13,802)

Other income
Change in fair value of warrant liability	1,663,532	—
Change in fair value of overallotment liability	(54,000)	—
Trust interest income	13,319	—
Total other income	1,622,851	—

Net loss	$(93,808)	$(13,802)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	13,369,315	—
Basic and diluted loss per share	$(0.01)	$—
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,552,740	3,098,571
Basic and diluted net loss per share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

LIGHTJUMP ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 28, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

AND FOR THE YEAR ENDED DECEMBER 31, 2021

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of July 28, 2020 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	3,450,000	345	24,655	—	25,000
Issuance of 120,000 Representative shares to underwriters	120,000	12	1,188	—	1,200
Net loss	—	—	—	(13,802)	(13,802)
Balance as of December 31, 2020	3,570,000	$357	$25,843	$(13,802)	$12,398
Sale of 4,210,000 Private Placement Warrants, net of fair value of warrant liability	—	—	348,263	—	348,263
Remeasurement of common stock subject to possible redemption	—	—	(374,106)	(3,037,047)	(3,411,153)
Net loss	—	—	—	(93,808)	(93,808)
Balance as of December 31, 2021	3,570,000	$357	$—	$(3,144,657)	$(3,144,300)

The accompanying notes are an integral part of these financial statements.

LIGHTJUMP ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For the Period from
	For the	July 28, 2020 (inception)
	Year Ended December 31,	through December 31,
	2021	2020
Cash flows from Operating Activities:
Net loss	$(93,808)	$(13,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(1,663,532)	—
Change in fair value of overallotment of liability	54,000	—
Interest earned on cash and marketable securities held in Trust Account	(13,319)	—
Changes in current assets and current liabilities:
Prepaid expenses	(19,030)	—
Accrued operating expenses	730,607	—
Accrued offering costs	—	5,000
Due to related party	90,000	—
Net cash used in operating activities	(915,082)	(8,802)

Cash Flows from Investing Activities:
Purchase of investment held in Trust	(138,000,000)	—
Net cash used in investing activities	(138,000,000)	—

Cash flows used by financing activities:
Proceeds from initial public offering, net of underwriters’ fees	135,240,000	—
Proceeds from issuance of Private Placement Warrants	4,210,000	—
Payment of deferred offering costs	(403,894)	—
Proceeds from issuance of founder shares	—	25,000
Proceeds from issuance of representative shares	—	1,200
Proceeds from advances from related party	—	170,000
Proceeds from issuance of promissory note to related party	—	125,000
Payment of deferred offering costs	—	(306,259)
Net cash provided by financing activities	139,046,106	14,941

Net change in cash	131,024	6,139
Cash, beginning of the period	6,139	—
Cash, end of the period	$137,163	$6,139

Supplemental disclosure of noncash investing and financing activities:
Initial value of common stock subject to possible redemption	$138,000,000	$—
Initial classification of warrant liability	$3,861,737	$—
Exercise of overallotment option charged to APIC	$396,000	$—
Fair value of representative shares	$—	$1,200

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

As of December 31, 2021, the Company had not commenced any operations. All activity from July 28, 2020 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (“IPO”) and will recognize changes in the fair value of its warrant liability as other income (expense).

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2021, the Company had $137,163 in its operating bank account and a working capital deficit of approximately $0.9 million.

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

The Company can raise additional capital through Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers, directors, or their respective affiliates (which is described in Note 5), or through loans from third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company anticipates that the $137,163 held outside of the trust account as of December 31, 2021, might not be sufficient to allow the Company to operate until July 12, 2022, the period it has to consummate an initial business combination, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

The Company is required to complete its Initial Business Combination within 18 months from the date of IPO (January 12, 2021).

If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to the Company (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholder and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. It is not certain that The Company would be able to complete a business combination with the period of Initial Business Combination and Company cannot assure that it will have funds sufficient to pay or provide for creditors’ claims.

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

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for annual financial information and in accordance with the instructions to Form 10-K and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Use of Estimates

The preparation of financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of expenses during the reporting period.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents at December 31, 2021 or December 31, 2020.

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

At December 31, 2021, the assets held in the Trust Account consisted of mutual funds in the amount of $138,013,319 and the Company had not withdrawn any of the interest income from the Trust Account to pay its tax obligations for the period from July 28, 2020 to December 31, 2021. The mutual funds held in the Trust Account were available for sale and reported at fair value.

The carrying value and fair value of mutual funds held in Trust Account on December 31, 2021 are as follows:

	Carrying Value	Fair Value
U.S. Money Market	$138,013,319	$138,013,319

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

At December 31, 2021, the common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$138,000,000
Less: Proceeds allocated to Public Warrants	(5,795,688)
Less: Issuance costs related to common stock	(3,465,153)
Plus: Remeasurement of carrying value to redemption value	9,260,841

Common stock subject to possible redemption	$138,000,000

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company’s statement of operations applies the two-class method in calculating net loss per share. Basic and diluted net loss per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net loss, allocated proportionally to each class of common stock, attributable to the Company by the weighted average number of shares of redeemable common stock and non-redeemable common stock outstanding.

The Company did not include the warrants as they are anti-dilutive. As a result, diluted income per share is the same as basic income per share for the period presented.

Accordingly, basic and diluted income (loss) per common share is calculated as follows:

	For the Year ended December 31, 2021	For the period from July 28, 2020 (inception) through December 31, 2020
Common stock subject to possible redemption
Numerator:
Net loss allocable to common stock subject to possible redemption	$(74,113)	$—
Denominator:
Weighted average redeemable common stock, basic and diluted	13,369,315	—
Basic and diluted net loss per stock, redeemable common stock	$(0.01)	$—

Non-redeemable common stock
Numerator:
Net loss allocable to common stock not subject to redemption	$(19,695)	$(13,802)
Denominator:
Weighted average non-redeemable common stock, basic and diluted	3,552,740	3,098,571
Basic and diluted net loss per stock, common stock	$(0.01)	$(0.00)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. The Company determined the Public Warrants qualified for equity treatment, and accordingly, as of December 31, 2021, offering costs in the aggregate of $3,465,153 have been charged to stockholders’ equity (consisting of $2,760,000 of underwriting fees and $705,153 of other offering costs).

Warrant Liability

The Company accounts for the Public Warrants and Private Warrants (as defined in Note 1, 2 and 3) collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 815, “Derivatives and Hedging”. The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent annual period end date while the Warrants are outstanding.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

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

Promissory Note — Related Party

An affiliate of the Company’s chief executive officer has agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on demand. As of both December 31, 2021 and 2020, the Company had drawn down $125,000 during 2020 which is still outstanding in 2021 and 2020.

Due to Related Party

The Due to Related Party balance of $170,000 at December 31, 2020 was repaid in January 2021. As of December 31, 2021, the Due to Related Party balance of $260,000 represents the Administrative Support Expense (defined below) and additional funds from founders for December 2021. For the December 31, 2021 the Company has incurred an aggregate of $120,000 for administrative services.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant. As of December 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services (“Administrative Support Expense”). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 the Company has incurred an aggregate of $120,000 for administrative services as of December 31, 2021.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$138,013,319	$138,013,319	$—	$—
Liabilities:
Private Warrant Liability	$2,198,205	$—	$—	2,198,205

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

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of January 12, 2021 (initial measurement), and December 31, 2021.

	December 31, 2021	January 12, 2021
Exercise price	$11.50	$11.50
Share price	$9.86	$9.58
Volatility	9.7%	16.0%
Expected life	5.37	5.71
Risk-free rate	1.29%	0.62%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

Warrant Liability
Fair value, January 1, 2021	$-
Initial measurement on January 12, 2021, including over-allotment	3,861,737
Change in fair value	(1,663,532)
Fair value, December 31, 2021	$2,198,205

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with our business combination to assist in holding meetings with stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the business combination, assist in obtaining stockholder approval for the business combination and assist with press releases and public filings in connection with the business combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of the business combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering. Additionally, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if EarlyBirdCapital introduces the Company to the target business with which it completes the business combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the registration statement. As of December 31, 2021 and 2020, these fees are not accrued.

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

Note 8 — Warrants

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

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 99,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. At December 31, 2021 and 2020, there were 3,570,000 shares of common stock issued and outstanding, excluding 13,800,000 and 0 shares subject to possible redemption at December 31, 2021 and 2020, respectively.

Note 10 — Income Tax

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Start-up costs	$321,397	$2,898
Federal net operating loss	39,203	—
Total deferred tax asset	360,600	2,898
Valuation allowance	(360,600)	(2,898)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(357,701)	(2,898)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	357,701	2,898
Income tax provision	$—	$—

The Company’s Federal net operating loss carryforward as of December 31, 2021 amounted to $186,680 and will be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $357,701.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	—	—
Permanent book/tax differences:
Change in FV of Warrants	360.31%	—
Change in valuation allowance	(381.31)%	(21.00)%
Income tax provision	—	—

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to transaction costs related to warrants, change in FV of warrants and the recording of full valuation allowances on deferred tax assets and permanent differences.

The Company files income tax returns in the U.S. federal, which remain open and subject to examination since inception.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.