Form 10-Q
period 2022-03-31
LIGHTJUMP ACQUISITION CORP
filed 2022-05-16
CIK 1825437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, there were 17,370,000 shares of common stock, par value $0.0001 per share issued and outstanding.

LIGHTJUMP ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	2

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the three months ended March 31, 2021	3

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months ended March 31, 2022 and for the three months ended March 31, 2021	4

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the three months ended March 31, 2021	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

Page

Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021(Audited)	2
Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Three Months Ended March 31, 2021	3
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022 and for the Three Months Ended March 31, 2021	4
Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Three Months Ended March 31, 2021	5
Notes to Unaudited Condensed Financial Statements	6

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)

Assets
Cash	$199,230	$137,163
Prepaid expenses	321,253	19,030
Total current assets	520,483	156,193
Investment held in Trust Account	138,025,622	138,013,319
Total Assets	$138,546,105	$138,169,512

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued operating expenses	1,263,986	730,607
Due to related party	260,000	260,000
Promissory note - related party	758,000	125,000
Total current liabilities	2,281,986	1,115,607
Warrant liability	1,182,413	2,198,205
Total liabilities	$3,464,399	$3,313,812

Commitments and Contingencies (Note 7)
Common stock subject to possible redemption, 13,800,000 shares at redemption value of $10.00 as of March 31, 2022 and December 31, 2021	138,000,000	138,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 3,570,000 shares issued and outstanding (excluding 13,800,000 shares subject to possible redemption as of March 31, 2022 and December 31, 2021)	357	357
Additional paid-in capital	—	—
Accumulated deficit	(2,918,651)	(3,144,657)
Total Stockholders’ Deficit	(2,918,294)	(3,144,300)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$138,546,105	$138,169,512

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND

THREE MONTHS ENDED MARCH 31, 2021

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Formation and operating costs	$802,089	$250,793
Loss from operations	(802,089)	(250,793)

Other income
Change in fair value of warrant liability	1,015,792	1,301,852
Trust interest income	12,303	2,920
Total other income	1,028,095	1,304,772

Net income	$226,006	$1,053,979

Basic and diluted weighted average shares outstanding, common stock subject to redemption	13,800,000	12,033,708
Basic and diluted net income per share	$0.01	$0.07
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,570,000	3,480,337
Basic and diluted net income per share	$0.01	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND

THREE MONTHS ENDED MARCH 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	3,570,000	$357	$—	$(3,144,657)	$(3,144,300)
Net income	—	—	—	226,006	226,006
Balance as of March 31, 2022	3,570,000	$357	$—	$(2,918,651)	$(2,918,294)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	3,570,000	$357	$25,843	$(13,802)	$(12,398)
Sale of 4,210,000 Private Placement Warrants, net of fair value of warrant liability	—	—	348,263	—	348,263
Remeasurement of common stock subject to redemption value	—	—	(374,106)	(3,091,047)	(3,465,153)
Net income	—	—	—	1,053,979	1,053,979
Balance as of March 31, 2021	3,570,000	$357	$—	$(2,050,870)	$(2,050,513)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the	For the
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Cash flows from Operating Activities:
Net income	$226,006	$1,053,979
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(1,015,792)	(1,301,852)
Interest earned on cash and marketable securities held in Trust Account	(12,303)	(2,920)
Changes in current assets and current liabilities:
Prepaid expenses	(302,223)	(360,586)
Accounts payable and accrued operating expenses	533,379	146,859
Due to related party	—	(160,000)
Net cash used in operating activities	(570,933)	(624,520)

Cash Flows from Investing Activities:
Purchase of investment held in Trust	—	(138,000,000)
Net cash used in investing activities	—	(138,000,000)

Cash flows used by financing activities:
Proceeds from initial public offering, net of underwriters’ fees	—	135,240,000
Proceeds from promissory note from sponsor	633,000	—
Proceeds from issuance of Private Placement Warrants	—	4,210,000
Payment of deferred offering costs	—	(309,429)
Net cash provided by financing activities	633,000	139,140,571

Net change in cash	62,067	516,051
Cash, beginning of the period	137,163	6,139
Cash, end of the period	$199,230	$522,190

Supplemental disclosure of noncash investing and financing activities:
Initial value of common stock subject to possible redemption	$—	$138,000,000
Initial classification of warrant liability	$—	$3,531,517
Offering costs included in accrued offering costs	$—	$94,465

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

As of March 31, 2022, the Company had not commenced any operations. All activity from July 28, 2020 (inception) through March 31, 2022, relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (“IPO”) and will recognize changes in the fair value of its warrant liability as other income (expense).

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, the Company had $199,230 in its operating bank account and a working capital deficit of approximately $1.8 million.

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

The Company anticipates that the $199,230 held outside of the trust account as of March 31, 2022, might not be sufficient to allow the Company to operate until July 12, 2022, the period it has to consummate an initial business combination, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the next 12 months, if a business combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets of the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and the Russian-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on April 12, 2022.

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents at March 31, 2022 and December 31, 2021.

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

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account consisted of mutual funds in the amount of $138,025,622 and $138,013,319, respectively, and the Company had not withdrawn any of the interest income from the Trust Account to pay its tax obligations for the period from July 28, 2020 to March 31, 2022. The mutual funds held in the Trust Account were available for sale and reported at fair value.

The carrying value and fair value of mutual funds held in Trust Account on March 31, 2022 are as follows:

	Carrying Value	Fair Value
U.S. Money Market	$138,025,622	$138,025,622

The carrying value and fair value of mutual funds held in Trust Account on December 31, 2021 are as follows:

	Carrying Value	Fair Value
U.S. Money Market	$138,013,319	$138,013,319

Fair-Value Measurements

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.

At March 31, 2022, the common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$138,000,000
Less: Proceeds allocated to Public Warrants	(5,795,688)
Less: Issuance costs related to common stock	(3,465,153)
Plus: Remeasurement of carrying value to redemption value	9,260,841

Common stock subject to possible redemption	$138,000,000

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company’s statement of operations applies the two-class method in calculating net income per share. Basic and diluted net income per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net income, allocated proportionally to each class of common stock, attributable to the Company by the weighted average number of shares of redeemable common stock and non-redeemable common stock outstanding.

The Company did not include the warrants as they are anti-dilutive. As a result, diluted income per share is the same as basic income per share for the period presented.

Accordingly, basic and diluted income per common share is calculated as follows:

	For the Three Months ended March 31, 2022	For the Three Months ended March 31, 2021
Common stock subject to possible redemption
Numerator:
Net income allocable to common stock subject to possible redemption	$179,556	$817,535
Denominator:
Weighted average redeemable common stock, basic and diluted	13,800,000	12,033,708
Basic and diluted net income per stock, redeemable common stock	$0.01	$0.07

Non-redeemable common stock
Numerator:
Net income allocable to common stock not subject to redemption	$46,450	$236,444
Denominator:
Weighted average non-redeemable common stock, basic and diluted	3,570,000	3,480,337
Basic and diluted net income per stock, common stock	$0.01	$0.07

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ deficit upon the completion of the IPO. The Company determined the Public Warrants qualified for equity treatment, and accordingly, offering costs in the aggregate of $3,465,153 have been charged to stockholders’ deficit (consisting of $2,760,000 of underwriting fees and $705,153 of other offering costs).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2022. The adoption did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Promissory Note — Related Party

An affiliate of the Company’s chief executive officer has agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on demand. The Company had drawn down $125,000 in 2020, which was still outstanding as of both March 31, 2022 and December 31, 2021.

The Company entered into three additional promissory notes to related parties: on February 9, 2022, for the amount of $200,000, on February 25, 2022, for the amount of $203,000, and on March 22, 2022 for the additional $230,000.

On April 7, 2022, the Company executed additional promissory note amounting to $3,000.

All three notes are not interest bearing and are repayable upon conclusion of business combination. The principal balance may be prepaid at any time.

Due to Related Party

As of March 31, 2022, the Due to Related Party balance of $260,000 represents the Administrative Support Expense (defined below) and additional funds from founders in December 2021.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services (“Administrative Support Expense”). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and three months ended March 31, 2021 the Company has incurred an aggregate of $30,000 for administrative services.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$138,025,622	$138,025,622	$—	$—
Liabilities:
Private Warrant Liability	$1,182,413	$—	$—	1,182,413

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

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of January 12, 2021 (initial measurement), December 31, 2021 and March 31, 2022.

	March 31, 2022	December 31, 2021	January 12, 2021
Exercise price	11.50	$11.50	$11.50
Share price	9.93	$9.86	$9.58
Volatility	4.4%	9.7%	16.0%
Expected life	5.21	5.37	5.71
Risk-free rate	2.42%	1.29%	0.62%
Dividend yield	-%	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis for the three months ended March 31, 2022 and for the year ended December 31, 2021.

Warrant Liability
Fair value, January 1, 2021	$—
Initial measurement on January 12, 2021, including over-allotment	3,861,737
Change in fair value	(1,663,532)
Fair value, December 31, 2021	2,198,205
Change in fair value	(1,015,792)
Fair value, March 31, 2022	$1,182,413

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with our business combination to assist in holding meetings with stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the business combination, assist in obtaining stockholder approval for the business combination and assist with press releases and public filings in connection with the business combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of the business combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering. Additionally, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if EarlyBirdCapital introduces the Company to the target business with which it completes the business combination; provided that the foregoing fee will not be paid prior to the date that is 90 days from the effective date of the registration statement. As of March 31, 2022 and December 31, 2021, these fees are not accrued.

Representative Shares

On October 1, 2020, the Company issued to designees of EarlyBirdCapital Inc. the 120,000 representative shares for nominal consideration. The Company estimated the fair value of the stock to be $1,200 based upon the price of the founder shares issued to the Sponsor and were treated as underwriters’ compensation and charged directly to stockholders’deficit. The holders of the representative shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of its initial business combination. In addition, the holders of the representative shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete an initial business combination within 18 months from the closing of this Initial Public Offering.

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

Note 9 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 99,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. At March 31, 2022 and December 31, 2021, there were 3,570,000 shares of common stock issued and outstanding, excluding 13,800,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 7, 2022, the Company executed additional promissory note amounting to $3,000 (Note 5).

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

Results of Operations

Our entire activity since inception up to March 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had net income of $226,006, which consisted of $12,303 in interest earned from cash in the Trust Account, and $1,015,792 in an unrealized gain on change in fair value of warrants, offset by $802,089 in formation and operating costs.

For the three months ended March 31, 2021, we had net income of $1,053,979, which consisted of $2,920 in interest earned from cash in the Trust Account, and $1,301,852 in an unrealized gain on change in fair value of warrants, offset by $250,793 in formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $199,230 in our operating bank account, and a working capital deficit of $1,761,503. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, all remaining cash held in the Trust Account is generally unavailable for the Company’s use and to pay taxes, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2022, none of the amount in the Trust Account was withdrawn as described.

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

We evaluated the Public Warrants and Rights in accordance with ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity,” and concluded that they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock feature certain redemption rights that is considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheet.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the SEC on April 12, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May 2022.

LIGHTJUMP ACQUISITION CORPORATION

By:	/s/ Robert Bennett
Name:	Robert Bennett
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Will Bunker
Name:	Will Bunker
Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)