Form 10-Q
period 2022-06-30
LIGHTJUMP ACQUISITION CORP
filed 2022-08-15
CIK 1825437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 10,710,534 shares of common stock, par value $0.0001 per share issued and outstanding.

LIGHTJUMP ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

Page

Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021(Audited)	2
Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the Three and Six Months Ended June 30, 2021	3
Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022 and for the Three Months Ended June 30, 2021	4
Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Six Months Ended June 30, 2021	5
Notes to Unaudited Condensed Financial Statements	6

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

	June 30, 2022 (Unaudited)	December 31, 2021 (Audited)

Assets
Cash	$5,422	$137,163
Prepaid expenses	221,788	19,030
Total current assets	227,210	156,193
Investment held in Trust Account	138,200,919	138,013,319
Total Assets	$138,428,129	$138,169,512

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued operating expenses	1,969,060	730,607
Due to related party	300,000	260,000
Income tax payable	3,679	—
Promissory note - related party	891,000	125,000
Total current liabilities	3,163,739	1,115,607
Warrant liability	261,423	2,198,205
Total liabilities	$3,425,162	$3,313,812

Commitments and Contingencies (Note 7)
Common stock subject to possible redemption, 13,800,000 shares at redemption value of $10.00 as of June 30, 2022 and December 31, 2021	138,000,000	138,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 3,570,000 shares issued and outstanding (excluding 13,800,000 shares subject to possible redemption), as of June 30, 2022 and December 31, 2021	357	357
Additional paid-in capital	—	—
Accumulated deficit	(2,997,390)	(3,144,657)
Total Stockholders’ Deficit	(2,997,033)	(3,144,300)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$138,428,129	$138,169,512

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$1,171,347	$786,609	$1,973,436	$1,037,402
Loss from operations	(1,171,347)	(786,609)	(1,973,436)	(1,037,402)

Other income (expense)
Change in fair value of warrant liability	920,990	(1,085,087)	1,936,782	216,765
Trust interest income	175,297	3,441	187,600	6,361
Total other income (expense)	1,096,287	(1,081,646)	2,124,382	223,126

Income (loss) before income tax provision	(75,060)	(1,868,255)	150,946	(814,276)
Income tax provision	(3,679)	—	(3,679)	—
Net income (loss)	$(78,739)	$(1,868,255)	$147,267	$(814,276)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	13,800,000	13,800,000	13,800,000	12,926,667
Basic and diluted net income (loss) per share	$(0.00)	$(0.11)	$0.01	$(0.05)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,570,000	3,570,000	3,570,000	3,525,667
Basic and diluted net income (loss) per share	$(0.00)	$(0.11)	$0.01	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	3,570,000	$357	$—	$(3,144,657)	$(3,144,300)
Net income	—	—	—	226,006	226,006
Balance as of March 31, 2022	3,570,000	$357	$—	$(2,918,651)	$(2,918,294)
Net loss	—	—	—	(78,739)	(78,739)
Balance as of June 30, 2022	3,570,000	$357	$—	$(2,997,390)	$(2,997,033)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	3,570,000	$357	$25,843	$(13,802)	$12,398
Sale of 4,210,000 Private Placement Warrants, net of fair value of warrant liability	—	—	348,263	—	348,263
Remeasurement of common stock subject to redemption value	—	—	(374,106)	(3,091,047)	(3,465,153)
Net income	—	—	—	1,053,979	1,053,979
Balance as of March 31, 2021	3,570,000	$357	$—	$(2,050,870)	$(2,050,513)
Net loss	—	—	—	(1,868,255)	(1,868,255)
Balance as of June 30, 2021	3,570,000	$357	$—	$(3,919,125)	$(3,918,768)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$147,267	$(814,276)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(1,936,782)	(216,765)
Interest earned on cash and marketable securities held in Trust Account	(187,600)	(6,361)
Changes in current assets and current liabilities:
Prepaid expenses	(202,758)	(244,094)
Accounts payable and accrued operating expenses	1,238,453	726,854
Income tax payable	3,679	—
Due to related party	40,000	(160,000)
Net cash used in operating activities	(897,741)	(714,642)

Cash Flows from Investing Activities:
Purchase of investment held in Trust	—	(138,000,000)
Net cash used in investing activities	—	(138,000,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ fees	—	135,240,000
Proceeds from promissory note from sponsor	766,000	—
Proceeds from issuance of Private Placement Warrants	—	4,210,000
Payment of deferred offering costs	—	(403,894)
Net cash provided by financing activities	766,000	139,046,106

Net change in cash	(131,741)	331,464
Cash, beginning of the period	137,163	6,139
Cash, end of the period	$5,422	$337,603

Supplemental disclosure of noncash investing and financing activities:
Initial value of common stock subject to possible redemption	$—	$138,000,000
Initial classification of warrant liability	$—	$3,531,517
Offering costs included in accrued offering costs	$—	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity from July 28, 2020 (inception) through June 30, 2022, relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (“IPO”) and will recognize changes in the fair value of its warrant liability as other income (expense).

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

Business Combination Agreement

On June 14, 2022, the Company, Moolec Science Limited, a private limited company incorporated under the laws of England and Wales (the “Moolec”), Moolec Science SA, a public limited liability company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg with its registered office at 17, Boulevard F.W. Raiffeisen, L-2411 Luxembourg, Grand Duchy of Luxembourg and registered with the Luxembourg Trade and Companies’ Register (Registre de Commerce et des Sociétés, Luxembourg) under number B268440 (“Holdco”), and Moolec Acquisition, Inc., a Delaware corporation (“Merger Sub”) entered into a Business Combination Agreement (the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, Moolec, Holdco, Merger Sub and the Company will enter into a business combination transaction pursuant to which, among other things, (a) pursuant to the Exchange Agreements, each of the Moolec Shareholders, effective on the Exchange Effective Time, will contribute its respective Moolec Ordinary Shares to Holdco in exchange for Holdco Ordinary Shares to be subscribed for by each such Moolec Shareholder (such contributions and exchanges of the Moolec Ordinary Shares for Holdco Ordinary Shares, collectively, the “Exchange”), (b) as a result of the Exchange, the Moolec will become a wholly-owned subsidiary of Holdco, (c) immediately prior to the consummation of the Merger but after the Exchange Effective Time, each of the Moolec SAFE Holders will receive and become holders of issued and outstanding Holdco Ordinary Shares, in accordance with the applicable Moolec SAFE, (d) following the consummation of the Exchange, Merger Sub will merge with and into Company, with Company surviving such merger and becoming a direct wholly-owned subsidiary of Holdco (the “Merger”) and, in the context of the Merger, all Company Common Stock outstanding shall be converted into the right to receive the Merger Consideration in the form of Holdco Ordinary Shares pursuant to a share capital increase of Holdco, as set forth in this Agreement, and (e) in order to satisfy the Moolec’s obligations under that certain Consulting Agreement, dated June 18, 2021, by and between the Moolec and the Moolec’s Chief Financial Officer (“CFO”), CFO will be freely allotted an aggregate of 243,774 Holdco Ordinary Shares (the “CFO Free Shares”). Capitalized terms used but not defined herein shall have the respective meanings set forth in the Business Combination Agreement.

Upon the terms and subject to the conditions set forth in the Business Combination Agreement and the Exchange Agreements at the Exchange Effective Time, the Exchange will take place based on an exchange ratio of .66787343 used to determine the number of aggregate Holdco Shares valued at $10.00 per Holdco Share for which the aggregate Moolec Ordinary Shares will be exchanged (the “Exchange Consideration”). The valuation of the Moolec Ordinary Shares contributed to Holdco by the Moolec Shareholders against new Holdco Shares pursuant to the Exchange shall be deemed to be, as of the Exchange Effective Time, the sum of US$325,000,000.

Pursuant to the Exchange Agreements, each Moolec Shareholder has also agreed to not transfer any of its Moolec Ordinary Shares before the earlier to occur of the Exchange and the termination of the Business Combination Agreement pursuant to its terms.

Backstop Agreement

Concurrently with the execution of the Business Combination Agreement, Union Group Ventures Limited, THEO I SCSp, UG Holdings, LLC and Sponsor entered into the Backstop Agreement (the “Backstop Agreement”), pursuant to which, among other things, the parties guaranteed, on a several (and not joint) basis, to backstop an aggregate amount equal to $10,000,000 after taking into account the EarlyBird Fee, conditioned upon Closing on the terms and subject to the conditions set forth in the Backstop Agreement.

Amendment to Business Combination Marketing Agreement

On January 8, 2020, the Company entered into that certain Business Combination Marketing Agreement (“BCMA”) with EarlyBirdCapital, Inc. (“EBC”). It is a condition to the consummation of the transactions contemplated by the Business Combination Agreement that the Company and EBC enter into an amendment to the BCMA to provide for, among other things, a change in the compensation to be payable to EBC upon the Closing of the business combination. On June 14, 2022, the Company and EBC executed an amendment to the BCMA (the “Amendment”) whereby the Company shall pay to EBC (A) a cash fee at Closing equal to (i) 20% of the aggregate gross proceeds (up to a maximum of $3,830,000) held in the Trust Account (after redemptions and reduction of all additional payments included in the Trust Account to accommodate all extensions) and received by the Company in any financing in connection with the Business Combination regardless of the source of such funds, plus (ii) $1,000,000 and (B) in consideration of EBC introducing Moolec to the Company, Holdco shall issue to EBC a number of ordinary shares of Holdco equal to $2,000,000 divided by the lesser of (y) the volume weighted average price of Holdco’s ordinary shares for the ten trading days preceding the six month anniversary of the Closing and (z) $10.00, up to a maximum of 600,000 shares (the “Share Fee”). The Share Fee shall be issued to EBC within five business days of the six month anniversary of the Closing, and Holdco shall register the resale of the ordinary shares issued to EBC as promptly as practicable after their issuance. The Sponsor shall forfeit to Holdco for cancellation the same number of shares of common stock payable to EBC under such Share Fee.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, the Company had $5,422 in its operating bank account and a working capital deficit of approximately $2.6 million.

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

An affiliate of the Company’s chief executive officer has agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (see Note 5). This loan is non-interest bearing and payable on demand. The Company had drawn down $125,000 in 2020, which was still outstanding as of June 30, 2022. The Company issued several additional promissory notes to related parties in principal of an aggregate of $766,000. All notes are not interest bearing and are repayable upon conclusion of business combination. The principal balance may be prepaid at any time.

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

On July 8, 2022, the Sponsor issued a promissory note to Moolec, pursuant to which, Moolec agreed to loan to the Sponsor up to an aggregate principal amount of $350,000 (the “Extension Funds”) to deposit into the Company’s Trust Account in connection with the extension of the Company’s termination date from July 12, 2022 to January 12, 2023 (or such earlier date as determined by the Board) (the “Extension Combination Period”).

The Company anticipates that the $5,422 held outside of the trust account as of June 30, 2022, might not be sufficient to allow the Company to operate until January 12, 2023, the period it has to consummate an initial business combination, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If the Company is unable to complete its initial Business Combination within the Extension Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to the Company (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholder and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. It is not certain that The Company would be able to complete a business combination with the period of Initial Business Combination and Company cannot assure that it will have funds sufficient to pay or provide for creditors’ claims.

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

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents at June 30, 2022 and December 31, 2021.

Investment in Trust Account

The proceeds held in the Trust Account will be invested in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from our initial public offering will not be released from the Trust Account until the earlier of: (a) the completion of the Company’s initial business combination, (b) the redemption of the Company’s public shares if the Company is unable to complete its initial business combination within the Extension Combination Period.

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account consisted of mutual funds in the amount of $138,200,919 and $138,013,319, respectively, and the Company had not withdrawn any of the interest income from the Trust Account to pay its tax obligations for the period from July 28, 2020 to June 30, 2022. The mutual funds held in the Trust Account were available for sale and reported at fair value.

The carrying value and fair value of mutual funds held in Trust Account on June 30, 2022 are as follows:

	Carrying Value	Fair Value
U.S. Money Market	$138,200,919	$138,200,919

The carrying value and fair value of mutual funds held in Trust Account on December 31, 2021 are as follows:

	Carrying Value	Fair Value
U.S. Money Market	$138,013,319	$138,013,319

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

At June 30, 2022, the common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$138,000,000
Less: Proceeds allocated to Public Warrants	(5,795,688)
Less: Issuance costs related to common stock	(3,465,153)
Plus: Remeasurement of carrying value to redemption value	9,260,841

Common stock subject to possible redemption	$138,000,000

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company’s statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net income (loss), allocated proportionally to each class of common stock, attributable to the Company by the weighted average number of shares of redeemable common stock and non-redeemable common stock outstanding.

The Company did not include the warrants as they are anti-dilutive. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Accordingly, basic and diluted income (loss) per common share is calculated as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2022	2021	2022	2021
Common stock subject to possible redemption
Numerator:
Net income (loss) allocable to common stock subject to possible redemption	$(62,556)	$(1,484,279)	$117,000	$(639,780)
Denominator:
Weighted average redeemable common stock, basic and diluted	13,800,000	13,800,000	13,800,000	12,926,667
Basic and diluted net income (loss) per stock, redeemable common stock	$(0.00)	$(0.11)	$0.01	$(0.05)

Non-redeemable common stock
Numerator:
Net income (loss) allocable to common stock not subject to redemption	$(16,183)	$(383,976)	$30,267	$(174,496)
Denominator:
Weighted average non-redeemable common stock, basic and diluted	3,570,000	3,570,000	3,570,000	3,525,667
Basic and diluted net income (loss) per stock, common stock	$(0.00)	$(0.11)	$0.01	$(0.05)

On July 8, 2022, LightJump held a special meeting of stockholders. At the meeting, LightJump’s stockholders approved the Extension Amendment extending the date by which LightJump must consummate its initial business combination from July 12, 2022 to January 12, 2023. Stockholders holding 11,032,790 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $110,507,220.68 (approximately $10.02 per share) was removed from the Trust Account to pay such holders. Following redemptions, LightJump had 2,767,210 Public Shares outstanding and the aggregate amount remaining in the Trust Account is $27,993,797.65 (which includes an additional $276,721 contributed by the Sponsor in connection with the Extension).

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ deficit upon the completion of the IPO. The Company determined the Public Warrants qualified for equity treatment, and accordingly, offering costs in the aggregate of $3,465,153 have been charged to stockholders’ deficit (consisting of $2,760,000 of underwriting fees and $705,153 of other offering costs).

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (4.90)% and 2.44% for the three and six months ended June 30, 2022, and 0.00% and 0.00% for the three and six months ended June 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022, due to changes in fair of warrant liabilities, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 3,850,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $3,850,000, in a private placement. The proceeds from the private placement of the Private Warrants were added to the proceeds of this Initial Public Offering and placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, as trustee. If we do not complete an initial business combination within the Extension Combination Period, the proceeds from the sale of the Private Warrants will be included in the liquidating distribution to our public stockholders and the Private Warrants will be worthless.

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

Promissory Note — Related Party

An affiliate of the Company’s chief executive officer has agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on demand. The Company had drawn down $125,000 in 2020, which was still outstanding as of both June 30, 2022 and December 31, 2021.

During the first quarter of 2022, the Company entered into three additional promissory notes to related parties: on February 9, 2022, for the amount of $200,000, on February 25, 2022, for the amount of $203,000, and on March 22, 2022 for the amount of $230,000.

During the second quarter of 2022, the Company entered into three additional promissory notes to related parties: on April 7, 2022, for the amount of $3,000, on April 11, 2022, for the amount of $50,000, and on June 29, 2022 for the amount of $80,000.

All notes are not interest bearing and are repayable upon conclusion of business combination. The principal balance may be prepaid at any time.

Due to Related Party

As of June 30, 2022, the Due to Related Party balance of $300,000 represents the Administrative Support Expense (defined below) and additional funds from founders in December 2021.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services (“Administrative Support Expense”). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022 the company incurred an aggregate of $30,000 and $60,000 for administrative services. For the three and six and months ended June 30, 2021 the Company has incurred an aggregate of $30,000 and $60,000 for administrative services.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$138,200,919	$138,200,919	$—	$—
Liabilities:
Private Warrant Liability	$261,423	$—	$—	261,423

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

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Exercise price	11.50	$11.50
Share price	9.99	$9.86
Volatility	5.6%	9.7%
Expected life	5.30	5.37
Risk-free rate	3.01%	1.29%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis for the three and six months ended June 30, 2022 and 2021.

Warrant Liability
Fair value, January 1, 2022	$2,198,205
Change in fair value	(1,015,792)
Fair value, March 31, 2022	$1,182,413
Change in fair value	(920,990)
Fair value, June 30, 2022	$261,423

Warrant Liability
Fair value, January 1, 2021	$-
Initial measurement on January 12, 2021, including over-allotment	3,861,737
Change in fair value	(1,301,852)
Fair value, March 31, 2021	$2,559,885
Change in fair value	1,085,087
Fair value, June 30, 2021	$3,644,972

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

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with our business combination to assist in holding meetings with stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with the business combination, assist in obtaining stockholder approval for the business combination and assist with press releases and public filings in connection with the business combination. The Company would pay EBC a cash fee for such services upon the consummation of the business combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering. Additionally, the Company would pay EBC a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if EBC introduces the Company to the target business with which it completes the business combination; provided that the foregoing fee would not be paid prior to the date that is 90 days from the effective date of the registration statement.

On June 14, 2022, the Company and EBC executed an amendment to the BCMA (the “Amendment”) whereby the Company shall pay to EBC (A) a cash fee at Closing equal to (i) 20% of the aggregate gross proceeds (up to a maximum of $3,830,000) held in the Trust Account (after redemptions and reduction of all additional payments included in the Trust Account to accommodate all extensions) and received by the Company in any financing in connection with the Business Combination regardless of the source of such funds, plus (ii) $1,000,000 and (B) in consideration of EBC introducing Moolec to the Company, Holdco shall issue to EBC a number of ordinary shares of Holdco equal to $2,000,000 divided by the lesser of (y) the volume weighted average price of Holdco’s ordinary shares for the ten trading days preceding the six month anniversary of the Closing and (z) $10.00, up to a maximum of 600,000 shares (the “Share Fee”). The Share Fee shall be issued to EBC within five business days of the six month anniversary of the Closing, and Holdco shall register the resale of the ordinary shares issued to EBC as promptly as practicable after their issuance. The Sponsor shall forfeit to Holdco for cancellation the same number of shares of common stock payable to EBC under such Share Fee.

As of June 30, 2022 and December 31, 2021, these fees are not accrued.

Representative Shares

On October 1, 2020, the Company issued to designees of EarlyBirdCapital Inc. the 120,000 representative shares for nominal consideration. The Company estimated the fair value of the stock to be $1,200 based upon the price of the founder shares issued to the Sponsor and were treated as underwriters’ compensation and charged directly to stockholders’ deficit. The holders of the representative shares have agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of its initial business combination. In addition, the holders of the representative shares have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete an initial business combination within the Extension Combination Period.

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

Promissory Note - Moolec

On July 8, 2022, the Sponsor issued a promissory note to Moolec, pursuant to which, Moolec agreed to loan to the Sponsor up to an aggregate principal amount of $350,000 to deposit into the Company’s Trust Account in connection with the extension of the Company’s termination date from July 12, 2022 to January 12, 2023 (or such earlier date as determined by the Board). The promissory note bears interest at 20.0% per annum and is repayable in full upon the earlier of (i) the consummation of the Initial Business Combination of the Company, (ii) the date of the termination of the Business Combination Agreement and (ii) January 12, 2023.

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

Note 9 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 99,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. At June 30, 2022 and December 31, 2021, there were 3,570,000 shares of common stock issued and outstanding, excluding 13,800,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 8, 2022, LightJump held a special meeting of stockholders. At the meeting, LightJump’s stockholders approved the Extension Amendment extending the date by which LightJump must consummate its initial business combination from July 12, 2022 to January 12, 2023. Stockholders holding 11,032,790 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $110,507,220.68 (approximately $10.02 per share) was removed from the Trust Account to pay such holders. Following redemptions, LightJump had 2,767,210 Public Shares outstanding and the aggregate amount remaining in the Trust Account is $27,993,797.65 (which includes an additional $276,721 contributed by the Sponsor in connection with the Extension).

On July 8, 2022, the Sponsor issued a promissory note to Moolec, pursuant to which, Moolec agreed to loan to the Sponsor up to an aggregate principal amount of $350,000 to deposit into the Company’s Trust Account in connection with the extension of the Company’s termination date from July 12, 2022 to January 12, 2023 (or such earlier date as determined by the Board). The promissory note bears interest at 20.0% per annum and is repayable in full upon the earlier of (i) the consummation of the Initial Business Combination of the Company, (ii) the date of the termination of the Business Combination Agreement and (ii) January 12, 2023.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net loss of $78,739, which consisted of $1,171,347 in formation and operating costs and $3,679 in income tax provision, offset by $175,297 in interest earned from cash in the Trust Account, and $920,990 in an unrealized gain on change in fair value of warrants.

For the three months ended June 30, 2021, we had a net loss of $1,868,255, which consisted of $786,609 in formation and operating costs and $1,085,087 in an unrealized loss on change in fair value of warrants, offset by $3,441 in interest earned from cash in the Trust Account.

For the six months ended June 30, 2022, we had net income of $147,267, which consisted of $187,600 in interest earned from cash in the Trust Account, and $1,936,782 in an unrealized gain on change in fair value of warrants, offset by $1,973,436 in formation and operating costs and $3,679 in income tax provision.

For the six months ended June 30, 2021, we had a net loss of $814,276, which consisted of $1,037,402 in formation and operating costs, offset by $6,361 in interest earned from cash in the Trust Account, and $216,765 in an unrealized gain on change in fair value of warrants

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $5,422 in our operating bank account, and a working capital deficit of approximately $2.6 million. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, all remaining cash held in the Trust Account is generally unavailable for the Company’s use and to pay taxes, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2022, none of the amount in the Trust Account was withdrawn as described.

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

Prior to the completion of the IPO, the Company’s liquidity needs had been satisfied through a payment from the Sponsor of $25,000 in exchange for the Founder Shares to cover certain offering costs, and a loan under an unsecured promissory note from the Sponsor of $125,000. Subsequent to the consummation of the IPO and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account.

An affiliate of the Company’s chief executive officer has agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. This loan is non-interest bearing and payable on demand. The Company had drawn down $125,000 in 2020, which was still outstanding as of June 30, 2022. The Company issued several additional promissory notes to related parties in principal of an aggregate of $766,000. All notes are not interest bearing and are repayable upon conclusion of business combination. The principal balance may be prepaid at any time.

On July 8, 2022, the Sponsor issued a promissory note to Moolec, pursuant to which, Moolec agreed to loan to the Sponsor up to an aggregate principal amount of $350,000 to deposit into the Company’s Trust Account in connection with the extension of the Company’s termination date from July 12, 2022 to January 12, 2023 (or such earlier date as determined by the Board).

In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

The Company can raise additional capital through Working Capital Loans from the initial stockholders, the Company’s officers, directors, or their respective affiliates, or through loans from third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company anticipates that the $5,422 held outside of the trust account as of June 30, 2022, might not be sufficient to allow the Company to operate until January 12, 2023, the period it has to consummate an initial business combination, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If the Company is unable to complete its initial Business Combination within the Extension Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to the Company (net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholder and its board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. It is not certain that The Company would be able to complete a business combination with the period of Initial Business Combination and Company cannot assure that it will have funds sufficient to pay or provide for creditors’ claims.

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

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of our common stock outstanding during the period. We have two classes of shares, redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes. Our condensed statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net income (loss), allocated proportionally to each class of common stock, by the weighted average number of shares of redeemable common stock and non-redeemable common stock outstanding. We do not include our warrants as they are anti-dilutive. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheet.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to us. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

Business Combination Marketing Agreement

We have engaged EBC as an advisor in connection with our business combination to assist in holding meetings with stockholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the business combination, assist in obtaining stockholder approval for the business combination and assist with press releases and public filings in connection with the business combination. We would pay EBC a cash fee for such services upon the consummation of the business combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering. Additionally, we would pay EBC a cash fee equal to 1.0% of the total consideration payable in the proposed business combination if EBC introduces us to the target business with which we complete the business combination; provided that the foregoing fee would not be paid prior to the date that is 90 days from the effective date of the registration statement.

On June 14, 2022, we and EBC executed an amendment to the BCMA whereby we shall pay to EBC (A) a cash fee at Closing equal to (i) 20% of the aggregate gross proceeds (up to a maximum of $3,830,000) held in the Trust Account (after redemptions and reduction of all additional payments included in the Trust Account to accommodate all extensions) and received by us in any financing in connection with the Business Combination regardless of the source of such funds, plus (ii) $1,000,000 and (B) in consideration of EBC introducing Moolec to us, Holdco shall issue to EBC a number of ordinary shares of Holdco equal to $2,000,000 divided by the lesser of (y) the volume weighted average price of Holdco’s ordinary shares for the ten trading days preceding the six month anniversary of the Closing and (z) $10.00, up to a maximum of 600,000 shares (the “Share Fee”). The Share Fee shall be issued to EBC within five business days of the six month anniversary of the Closing, and Holdco shall register the resale of the ordinary shares issued to EBC as promptly as practicable after their issuance. The Sponsor shall forfeit to Holdco for cancellation the same number of shares of common stock payable to EBC under such Share Fee.

As of June 30, 2022 and December 31, 2021, these fees are not accrued.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2022. The adoption did not impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the unaudited condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as well as improper recording and accruing expenses. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments and improper recording and accruing expenses. While we have a process to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications, as well as carefully reviewing all invoices received to ensure accuracy. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1*	Business Combination Agreement dated as of June, 14, 2022, by and among LightJump Acquisition Corporation, Company, Holdco, and Merger Sub (incorporated by reference to Exhibit 2.1 to LightJump Acquisition Corporation’s Form 8-K, File No. 001-39869, filed with the SEC on June 15, 2022).
3.1	Amendment to the Amended and Restated Certificate of Incorporation of LightJump Acquisition Corporation dated July 11, 2022 (incorporated by reference to Exhibit 3.1 to LightJump Acquisition Corporation’s Form 8-K, File No. 001-39869, filed with the SEC on July 13, 2022).
10.1	Backstop Agreement dated as of June 14, 2022, by and among LightJump Acquisition Corporation, Company, Holdco, UG Holdings, LLC, Union Group Ventures Limited, THEO I SCSp and Sponsor (incorporated by reference to Exhibit 10.2 to LightJump Acquisition Corporation’s Form 8-K, File No. 001-39869, filed with the SEC on June 15, 2022).
10.2	Transaction Support Agreement dated as of June 14, 2022, by and among LightJump Acquisition Corporation, Sponsor, the Company, Holdco, certain Company Shareholders, SAFE Holders and SPAC Holders (incorporated by reference to Exhibit 10.3 to LightJump Acquisition Corporation’s Form 8-K, File No. 001-39869, filed with the SEC on June 15, 2022)
10.3	Form of Assignment, Assumption and Amendment Agreement with respect to the Warrant Agreement between LightJump Acquisition Corporation, Moolec Science SA and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to LightJump Acquisition Corporation’s Form 8-K, File No. 001-39869, filed with the SEC on June 15, 2022).
10.4	Form of Registration Rights and Lock-Up Agreement (incorporated by reference to Exhibit 10.5 to LightJump Acquisition Corporation’s Form 8-K, File No. 001-39869, filed with the SEC on June 15, 2022).
10.5	Amendment to Business Combination Marketing Agreement, dated June 14, 2022, between SPAC and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.6 to LightJump Acquisition Corporation’s Form 8-K, File No. 001-39869, filed with the SEC on June 15, 2022).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (*)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (*)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (*)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (*)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (*)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (*)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (*)

*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August 2022.

LIGHTJUMP ACQUISITION CORPORATION

By:	/s/ Robert Bennett
Name:	Robert Bennett
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Will Bunker
Name:	Will Bunker
Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)