Form 10-Q
period 2022-09-30
LIGHTJUMP ACQUISITION CORP
filed 2022-11-09
CIK 1825437

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, there were 6,284,188 shares of common stock, par value $0.0001 per share issued and outstanding.

LIGHTJUMP ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

LIGHTJUMP ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)

Assets
Cash	$15,486	$137,163
Prepaid expenses	164,004	19,030
Total current assets	179,490	156,193
Investment held in Trust Account	28,132,922	138,013,319
Total Assets	$28,312,412	$138,169,512

Liabilities, Redeemable Common Stock, and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued operating expenses	2,415,059	730,607
Due to related party	330,000	260,000
Income tax payable	8,404	—
Promissory note - related party	1,401,861	125,000
Total current liabilities	4,155,324	1,115,607
Warrant liability	263,868	2,198,205
Total liabilities	$4,419,192	$3,313,812

Commitments and Contingencies (Note 7)
Common stock subject to possible redemption, 2,767,210 and 13,800,000 shares at redemption value of approximately $10.04 and $10.00 as of September 30, 2022 and December 31, 2021, respectively	27,774,518	138,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 99,000,000 shares authorized; 3,570,000 and 3,570,000 shares issued and outstanding (excluding 2,767,210 and 13,800,000 shares subject to possible redemption), as of September 30, 2022 and December 31, 2021, respectively	357	357
Additional paid-in capital	—	—
Accumulated deficit	(3,881,655)	(3,144,657)
Total Stockholders’ Deficit	(3,881,298)	(3,144,300)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$28,312,412	$138,169,512

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$707,859	$282,832	$2,581,295	$1,220,234
Franchise tax	50,000	50,000	150,000	150,000
Loss from operations	(757,859)	(332,832)	(2,731,295)	(1,370,234)

Other income (expense)
Change in fair value of warrant liability	(2,445)	1,197,427	1,934,337	1,414,192
Trust interest income	162,503	3,479	350,103	9,840
Total other income	160,058	1,200,906	2,284,440	1,424,032

(Loss) income before income tax provision	(597,801)	868,074	(446,855)	53,798
Income tax provision	(4,725)	—	(8,404)	—
Net (loss) income	$(602,526)	$868,074	$(455,259)	$53,798

Basic and diluted weighted average shares outstanding, common stock subject to redemption	4,206,270	13,800,000	10,566,948	13,224,176
Basic and diluted net (loss) income per share	$(0.08)	$0.05	$(0.03)	$0.00
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,570,000	3,570,000	3,570,000	3,546,923
Basic and diluted net (loss) income per share	$(0.08)	$0.05	$(0.03)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	3,570,000	$357	$—	$(3,144,657)	$(3,144,300)
Net income	—	—	—	226,006	226,006
Balance as of March 31, 2022	3,570,000	$357	$—	$(2,918,651)	$(2,918,294)
Net loss	—	—	—	(78,739)	(78,739)
Balance as of June 30, 2022	3,570,000	$357	$—	$(2,997,390)	$(2,997,033)
Subsequent remeasurement of common stock subject to redemption value – Extension deposit	—	—	—	(276,721)	(276,721)
Subsequent remeasurement of common stock subject to redemption value – Trust interest income (excluding the amount that can be withdrawn from Trust Account to pay taxes)	—	—	—	(5,018)	(5,018)
Net loss	—	—	—	(602,526)	(602,526)
Balance as of September 30, 2022	3,570,000	$357	$—	$(3,881,655)	$(3,881,298)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	3,570,000	$357	$25,843	$(13,802)	$12,398
Sale of 4,210,000 Private Placement Warrants, net of fair value of warrant liability	—	—	348,263	—	348,263
Remeasurement of common stock subject to redemption value	—	—	(374,106)	(3,091,047)	(3,465,153)
Net income	—	—	—	1,053,979	1,053,979
Balance as of March 31, 2021	3,570,000	$357	$—	$(2,050,870)	$(2,050,513)
Net loss	—	—	—	(1,868,255)	(1,868,255)
Balance as of June 30, 2021	3,570,000	$357	$—	$(3,919,125)	$(3,918,768)
Net income	—	—	—	868,074	868,074
Balance as of September 30, 2021	3,570,000	$357	$—	$(3,051,051)	$(3,050,694)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIGHTJUMP ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months Ended September 30,
	2022	2021
Cash flows from Operating Activities:
Net income (loss)	$(455,259)	$53,798
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(1,934,337)	(1,414,192)
Interest earned on cash and marketable securities held in Trust Account	(350,103)	(9,840)
Changes in current assets and current liabilities:
Prepaid expenses	(144,974)	(136,592)
Accounts payable and accrued operating expenses	1,684,452	834,039
Income tax payable	8,404	—
Due to related party	70,000	(160,000)
Net cash used in operating activities	(1,121,817)	(832,787)

Cash Flows from Investing Activities:
Purchase of investment held in Trust	(276,721)	(138,000,000)
Net cash used in investing activities	(276,721)	(138,000,000)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriters’ fees	—	135,240,000
Proceeds from promissory note from sponsor	1,276,861	—
Proceeds from issuance of Private Placement Warrants	—	4,210,000
Payment of deferred offering costs	—	(403,894)
Net cash provided by financing activities	1,276,861	139,046,106

Net change in cash	(121,677)	213,319
Cash, beginning of the period	137,163	6,139
Cash, end of the period	$15,486	$219,458

Supplemental disclosure of noncash investing and financing activities:
Initial value of common stock subject to possible redemption	$—	$138,000,000
Initial classification of warrant liability	$—	$3,531,517
Payment from Trust Account in connection with redemption of shares	$(110,507,221)	$—
Subsequent remeasurement of common stock subject to redemption value – Extension deposit	$276,721	$—
Subsequent remeasurement of common stock subject to redemption value – Trust interest income (excluding the amount that can be withdrawn from Trust Account to pay taxes)	$5,018	$—

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

As of September 30, 2022, the Company had not commenced any operations. All activity from July 28, 2020 (inception) through September 30, 2022, relates to the Company’s formation and the initial public offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (“IPO”) and will recognize changes in the fair value of its warrant liability as other income (expense).

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

On July 8, 2022, LightJump held a special meeting of stockholders. At the meeting, stockholders holding 11,032,790 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $110,507,221 (approximately $10.02 per share) was debited from the Trust Account to pay such holders.

On July 11, 2022, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Extension Amendment”). The Extension Amendment extends the date by which the Company must consummate its initial business combination from July 12, 2022 to January 12, 2023 (the “Extension Combination Period”). On August 9, 2022, $276,721 was deposited into the Trust Account to fund the extension, which is redeemable by the Company’s public stockholders. The $276,721 was funded by proceeds from the promissory notes issued to the Sponsor during the three months ended September 30, 2022 (see Note 5).

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

The Company’s sponsor, officers and directors (the “initial stockholder”) have agreed not to propose any amendment to Amended and Restated Certificate of Incorporation that would affect the Company’s public stockholder’s ability to convert or sell their shares to the Company in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of its public shares if the Company does not complete a business combination within the Extension Combination Period unless the Company provides its public stockholder with the opportunity to convert their shares of common stock upon the approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to the Company but net of franchise and income taxes payable, divided by the number of then outstanding public shares.

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

The Company’s initial stockholder agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its initial business combination within the Extension Combination Period. However, if the initial stockholder acquires public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination during the Extension Combination Period.

Business Combination Agreement

On June 14, 2022, the Company, Moolec Science Limited, a private limited company incorporated under the laws of England and Wales (“Moolec”), Moolec Science SA, a public limited liability company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg with its registered office at 17, Boulevard F.W. Raiffeisen, L-2411 Luxembourg, Grand Duchy of Luxembourg and registered with the Luxembourg Trade and Companies’ Register (Registre de Commerce et des Sociétés, Luxembourg) under number B268440 (“Holdco”), and Moolec Acquisition, Inc., a Delaware corporation (“Merger Sub”) entered into a Business Combination Agreement (the “Business Combination Agreement”).

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

Upon the terms and subject to the conditions set forth in the Business Combination Agreement and the Exchange Agreements at the Exchange Effective Time, the Exchange will take place based on an exchange ratio of .66787343 used to determine the number of aggregate Holdco Shares valued at $10.00 per Holdco Share for which the aggregate Moolec Ordinary Shares will be exchanged (the “Exchange Consideration”). The valuation of the Moolec Ordinary Shares contributed to Holdco by the Moolec Shareholders against new Holdco Shares pursuant to the Exchange shall be deemed to be, as of the Exchange Effective Time, the sum of $325,000,000.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, the Company had $15,486 in its operating bank account and a working capital deficit of approximately $3.6 million.

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

An affiliate of the Company’s chief executive officer has agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (see Note 5). This loan is non-interest bearing and payable on demand. The Company had drawn down $125,000 in 2020, which was still outstanding as of September 30, 2022. The Company issued several additional promissory notes to the Sponsor in principal of an aggregate of $1,276,861. All notes are not interest bearing and are repayable upon conclusion of business combination. The principal balance may be prepaid at any time.

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

On July 8, 2022, the Sponsor issued a promissory note to Moolec, pursuant to which, Moolec agreed to loan to the Sponsor up to an aggregate principal amount of $350,000.

On July 11, 2022, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Extension Amendment”). The Extension Amendment extends the date by which the Company must consummate its initial business combination from July 12, 2022 to January 12, 2023 (the “Extension Combination Period”). On August 9, 2022, $276,721 was deposited into the Trust Account to fund the extension, which is redeemable by the Company’s public stockholders. The $276,721 was funded by proceeds from the promissory notes issued to the Sponsor during the three months ended September 30, 2022 (see Note 5).

The Company anticipates that the $15,486 held outside of the trust account as of September 30, 2022, might not be sufficient to allow the Company to operate until January 12, 2023, the period it has to consummate an initial business combination, assuming that a business combination is not consummated during that time. Until consummation of the business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date if a business combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets of the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents at September 30, 2022 and December 31, 2021.

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

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account consisted of mutual funds in the amount of $28,132,922 and $138,013,319, respectively, and the Company had not withdrawn any of the interest income from the Trust Account to pay its tax obligations for the period from July 28, 2020 (inception) to September 30, 2022. The mutual funds held in the Trust Account were available for sale and reported at fair value.

The carrying value and fair value of mutual funds held in Trust Account on September 30, 2022 are as follows:

	Carrying Value	Fair Value
U.S. Money Market	$28,132,922	$28,132,922

The carrying value and fair value of mutual funds held in Trust Account on December 31, 2021 are as follows:

	Carrying Value	Fair Value
U.S. Money Market	$138,013,319	$138,013,319

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

At September 30, 2022, the common stock reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$138,000,000
Less: Proceeds allocated to Public Warrants	(5,795,688)
Less: Issuance costs related to common stock	(3,465,153)
Plus: Remeasurement of carrying value to redemption value	9,260,841
Common stock subject to possible redemption – December 31, 2021, March 31, 2022, and June 30, 2022	$138,000,000
Less: Payment from Trust Account in connection with redemption of shares	(110,507,221)
Plus: Subsequent remeasurement of carrying value to redemption value – Extension deposit	276,721
Plus: Subsequent remeasurement of carrying value to redemption value – Trust interest income (excluding the amount that can be withdrawn from Trust Account)	5,018
Common stock subject to possible redemption – September 30, 2022	$27,774,518

Net (Loss) Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. The Company has two classes of shares, redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company’s statement of operations applies the two-class method in calculating net (loss) income per share. Basic and diluted net income (loss) per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net income (loss), allocated proportionally to each class of common stock, attributable to the Company by the weighted average number of shares of redeemable common stock and non-redeemable common stock outstanding.

The Company did not include the warrants as they are anti-dilutive. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Accordingly, basic and diluted (loss) income per common share is calculated as follows:

	Three Months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Common stock subject to possible redemption
Numerator:
Net (loss) income allocable to common stock subject to possible redemption	$(325,913)	$689,662	$(340,293)	$42,420
Denominator:
Weighted average redeemable common stock, basic and diluted	4,206,270	13,800,000	10,566,948	13,224,176
Basic and diluted net (loss) income per stock, redeemable common stock	$(0.08)	$0.05	$(0.03)	$0.00

Non-redeemable common stock
Numerator:
Net (loss) income allocable to common stock not subject to redemption	$(276,613)	$178,412	$(114,966)	$11,378
Denominator:
Weighted average non-redeemable common stock, basic and diluted	3,570,000	3,570,000	3,570,000	3,546,923
Basic and diluted net (loss) income per stock, common stock	$(0.08)	$0.05	$(0.03)	$0.00

On July 8, 2022, LightJump held a special meeting of stockholders. At the meeting, stockholders holding 11,032,790 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $110,507,221 (approximately $10.02 per share) was removed from the Trust Account to pay such holders.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (0.79)% and (1.88)% for the three and nine months ended September 30, 2022, and 0.00% and 0.00% for the three and nine months ended September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, due to changes in fair of warrant liabilities, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purpose of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Note — Related Party

An affiliate of the Company’s chief executive officer has agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on demand. The Company had drawn down $125,000 in 2020, which was still outstanding as of both September 30, 2022 and December 31, 2021.

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

On July 11, 2022, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Extension Amendment”). The Extension Amendment extends the date by which the Company must consummate its initial business combination from July 12, 2022 to January 12, 2023 (the “Extension Combination Period”). On August 9, 2022, $276,721 was deposited into the Trust Account to fund the extension, which is redeemable by the Company’s public stockholders. The $276,721 was funded by proceeds from the promissory notes issued to the Sponsor.

Besides above, during the third quarter of 2022, the Company also entered into five additional promissory notes to related parties: on July 8, 2022, for the amount of $7,500, on July 12, 2022, for the amount of $90,000, on July 18, 2022, for the amount of $50,000, on August 5, 2022, for the amount of $6,800, and on September 21, 2022 for the amount of $79,840.

All notes are not interest bearing and are repayable upon conclusion of business combination. The principal balance may be prepaid at any time.

All notes were funded as of September 30, 2022. The outstanding balances as of September 30, 2022 and December 31, 2021 were $1,401,861 and $125,000, respectively.

Due to Related Party

As of September 30, 2022, the Due to Related Party balance of $330,000 consisted of the unpaid $70,000 Administrative Support Expense (defined below) and $260,000 additional funds from founders in December 2021.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per warrant. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services (“Administrative Support Expense”). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022 the company incurred an aggregate of $30,000 and $90,000, respectively, for administrative services.

Note 6 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$28,132,922	$28,132,922	$—	$—
Liabilities:
Private Warrant Liability	$263,868	$—	$—	263,868

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

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$10.06	$9.86
Volatility	4.7%	9.7%
Expected life	5.13	5.37
Risk-free rate	4.05%	1.29%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis for the three and nine months ended September 30, 2022 and 2021.

Warrant Liability
Fair value, January 1, 2022	$2,198,205
Change in fair value	(1,015,792)
Fair value, March 31, 2022	$1,182,413
Change in fair value	(920,990)
Fair value, June 30, 2022	$261,423
Change in fair value	2,445
Fair value, September 30, 2022	$263,868

Warrant Liability
Fair value, January 1, 2021	$-
Initial measurement on January 12, 2021, including over-allotment	3,861,737
Change in fair value	(1,301,852)
Fair value, March 31, 2021	$2,559,885
Change in fair value	1,085,087
Fair value, June 30, 2021	$3,644,972
Change in fair value	(1,197,427)
Fair value, September 30, 2021	$2,447,545

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

As of September 30, 2022 and December 31, 2021, these fees are not accrued.

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

Promissory Note - Moolec

On July 8, 2022, the Sponsor issued a promissory note to Moolec, pursuant to which, Moolec agreed to loan to the Sponsor up to an aggregate principal amount of $350,000 to deposit into the Company’s Trust Account in connection with the extension of the Company’s termination date from July 12, 2022 to January 12, 2023. The promissory note bears interest at 20.0% per annum and is repayable in full upon the earlier of (i) the consummation of the Initial Business Combination of the Company, (ii) the date of the termination of the Business Combination Agreement and (ii) January 12, 2023. $78,000 was outstanding as of September 30, 2022.

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

Note 9 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 99,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. On January 11, 2021, the Company effected a stock dividend of 0.2 shares for each share outstanding, resulting in there being an aggregate of 3,450,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend. At September 30, 2022 and December 31, 2021, there were 3,570,000 and 3,570,000 shares of common stock issued and outstanding, excluding 2,767,210 and 13,800,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021, respectively.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net loss of $602,526, which consisted of $757,859 in formation and operating costs, $4,725 in income tax provision, and $2,445 in an unrealized loss on change in fair value of warrants, offset by $162,503 in interest earned from cash in the Trust Account.

For the three months ended September 30, 2021, we had net income of $868,074, which consisted of $3,479 in interest earned from cash in the Trust Account, and $1,197,427 in an unrealized gain on change in fair value of warrants, offset by $332,832 in formation and operating costs.

For the nine months ended September 30, 2022, we had net loss of $455,259, which consisted of $2,731,295 in formation and operating costs and $8,404 in income tax provision, offset by $350,103 in interest earned from cash in the Trust Account and $1,934,337 in an unrealized gain on change in fair value of warrants,.

For the nine months ended September 30, 2021, we had net income of $53,798, which consisted of $9,840 in interest earned from cash in the Trust Account, and $1,414,192 in an unrealized gain on change in fair value of warrants, offset by $1,370,234 in formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2022, we had approximately $15,486 in our operating bank account, and a working capital deficit of approximately $3.6 million. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, all remaining cash held in the Trust Account is generally unavailable for the Company’s use and to pay taxes, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of September 30, 2022, none of the amount in the Trust Account was withdrawn as described.

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

An affiliate of the Company’s chief executive officer has agreed to loan the Company an aggregate of up to $150,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. This loan is non-interest bearing and payable on demand. The Company had drawn down $125,000 in 2020, which was still outstanding as of September 30, 2022. The Company issued several additional promissory notes to related parties in principal of an aggregate of $1,276,861. All notes are not interest bearing and are repayable upon conclusion of business combination. The principal balance may be prepaid at any time.

On July 8, 2022, the Sponsor issued a promissory note to Moolec, pursuant to which, Moolec agreed to loan to the Sponsor up to an aggregate principal amount of $350,000.

On July 11, 2022, the Company filed an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Extension Amendment”). The Extension Amendment extends the date by which the Company must consummate its initial business combination from July 12, 2022 to January 12, 2023 (the “Extension Combination Period”). On August 9, 2022, $276,721 was deposited into the Trust Account to fund the extension, which is redeemable by the Company’s public stockholders. The $276,721 was funded by proceeds from the promissory notes issued to the Sponsor during the three months ended September 30, 2022.

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

The Company anticipates that the $15,486 held outside of the trust account as of September 30, 2022, might not be sufficient to allow the Company to operate until January 12, 2023, the period it has to consummate an initial business combination, assuming that a business combination is not consummated during that time. Until consummation of our business combination, the Company will be using the funds not held in the trust account, and any additional Working Capital Loans from the initial stockholders, the Company’s officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the the liquidation date if a business combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets of the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Net (Loss) Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of our common stock outstanding during the period. We have two classes of shares, redeemable common stock and non-redeemable common stock. Earnings and losses are shared pro rata between the two classes. Our condensed statement of operations applies the two-class method in calculating net (loss) income per share. Basic and diluted net income (loss) per common share for redeemable common stock and non-redeemable common stock is calculated by dividing net income (loss), allocated proportionally to each class of common stock, by the weighted average number of shares of redeemable common stock and non-redeemable common stock outstanding. We do not include our warrants as they are anti-dilutive. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of September 30, 2022 and December 31, 2021, these fees are not accrued.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as well as improper recording and accruing expenses. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November 2022.

LIGHTJUMP ACQUISITION CORPORATION

By:	/s/ Robert Bennett
Name:	Robert Bennett
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Will Bunker
Name:	Will Bunker
Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)